Form 10-Q
period 2021-01-01
MERCURY SYSTEMS INC
filed 2021-02-09
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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
Shares of Common Stock outstanding as of January 31, 2021 56,142,029 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 1, 2021	July 3, 2020
Assets
Current assets:
Cash and cash equivalents	$109,113	$226,838
Restricted cash	61,626	—
Accounts receivable, net of allowance for credit losses of $1,495 and $1,451 at January 1, 2021 and July 3, 2020, respectively	120,852	120,438
Unbilled receivables and costs in excess of billings	119,346	90,289
Inventory	218,410	178,093
Prepaid income taxes	700	2,498
Prepaid expenses and other current assets	15,686	16,613
Total current assets	645,733	634,769
Property and equipment, net	125,397	87,737
Goodwill	783,302	614,076
Intangible assets, net	310,345	208,748
Operating lease right-of-use assets	79,125	60,613
Other non-current assets	5,266	4,777
Total assets	$1,949,168	$1,610,720
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,175	$41,877
Deferred consideration	61,626	—
Accrued expenses	26,540	23,794
Accrued compensation	42,065	41,270
Deferred revenues and customer advances	33,447	18,974
Total current liabilities	211,853	125,915
Deferred income taxes	42,770	13,889
Income taxes payable	4,117	4,117
Long-term debt	160,000	—
Operating lease liabilities	84,335	66,981
Other non-current liabilities	15,462	15,034
Total liabilities	518,537	225,936
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,128,763 and 54,702,322 shares issued and outstanding at January 1, 2021 and July 3, 2020, respectively	551	547
Additional paid-in capital	1,092,723	1,074,667
Retained earnings	340,939	312,455
Accumulated other comprehensive loss	(3,582)	(2,885)
Total shareholders’ equity	1,430,631	1,384,784
Total liabilities and shareholders’ equity	$1,949,168	$1,610,720

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Net revenues	$210,676	$193,913	$416,297	$371,217
Cost of revenues	122,009	105,407	239,511	204,311
Gross margin	88,667	88,506	176,786	166,906
Operating expenses:
Selling, general and administrative	31,596	32,804	64,500	62,774
Research and development	28,128	24,660	55,545	46,530
Amortization of intangible assets	7,643	7,992	15,374	15,011
Restructuring and other charges	951	1,101	2,248	1,749
Acquisition costs and other related expenses	2,236	1,124	2,236	2,541
Total operating expenses	70,554	67,681	139,903	128,605
Income from operations	18,113	20,825	36,883	38,301
Interest income	60	312	132	1,499
Interest expense	(73)	—	(73)	—
Other expense, net	(981)	(351)	(1,827)	(1,785)
Income before income taxes	17,119	20,786	35,115	38,015
Income tax provision	4,433	5,110	6,631	3,092
Net income	$12,686	$15,676	$28,484	$34,923
Basic net earnings per share	$0.23	$0.29	$0.52	$0.64
Diluted net earnings per share	$0.23	$0.29	$0.51	$0.63

Weighted-average shares outstanding:
Basic	55,070	54,548	54,976	54,468
Diluted	55,434	55,001	55,385	55,037

Comprehensive income:
Net income	$12,686	$15,676	$28,484	$34,923
Foreign currency translation adjustments	(658)	(192)	(759)	(117)
Pension benefit plan, net of tax	31	8	62	15
Total other comprehensive loss, net of tax	(627)	(184)	(697)	(102)
Total comprehensive income	$12,059	$15,492	$27,787	$34,821
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 2, 2020	55,045	$550	$1,082,044	$328,253	$(2,955)	$1,407,892
Issuance of common stock under employee stock incentive plans	38	1	1	—	—	2
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Stock-based compensation	—	—	7,494	—	—	7,494
Net income	—	—	—	12,686	—	12,686
Other comprehensive loss	—	—	—	—	(627)	(627)
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631

	For the Second Quarter Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at September 27, 2019	54,534	$545	$1,049,952	$245,990	$(1,209)	$1,295,278
Issuance of common stock under employee stock incentive plans	29	—	—	—	—	—
Purchase and retirement of common stock	(5)	—	(375)	—	—	(375)
Stock-based compensation	—	—	6,661	—	—	6,661
Net income	—	—	—	15,676	—	15,676
Other comprehensive loss	—	—	—	—	(184)	(184)
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056

	For the Six Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	382	4	—	—	—	4
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	14,938	—	—	14,938
Net income	—	—	—	28,484	—	28,484
Other comprehensive loss	—	—	—	—	(697)	(697)
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631

	For the Six Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	491	5	(2)	—	—	3
Purchase and retirement of common stock	(181)	(2)	(14,935)	—	—	(14,937)
Stock-based compensation	—	—	12,430	—	—	12,430
Net income	—	—	—	34,923	—	34,923
Other comprehensive loss	—	—	—	—	(102)	(102)
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 1, 2021	December 27, 2019
Cash flows from operating activities:
Net income	$28,484	$34,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,281	23,928
Stock-based compensation expense	14,454	12,190
(Benefit) provision for deferred income taxes	(3,773)	593
Other non-cash items	2,217	1,255
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(6,802)	(13,512)
Inventory	(29,121)	(5,371)
Prepaid income taxes	1,809	(5,356)
Prepaid expenses and other current assets	1,052	1,137
Other non-current assets	698	(63)
Accounts payable, accrued expenses, and accrued compensation	(1,924)	(425)
Deferred revenues and customer advances	13,719	6,650
Income taxes payable	(131)	(2,803)
Other non-current liabilities	(95)	3,230
Net cash provided by operating activities	46,868	56,376
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(243,637)	(96,502)
Purchases of property and equipment	(24,753)	(20,919)
Proceeds from sale of investment	1,538	—
Net cash used in investing activities	(266,852)	(117,421)
Cash flows from financing activities:
Proceeds from employee stock plans	3,188	3
Borrowings under credit facilities	160,000	—
Purchase and retirement of common stock	(66)	(14,937)
Net cash provided by (used in) financing activities	163,122	(14,934)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	763	84
Net decrease in cash, cash equivalents and restricted cash	(56,099)	(75,895)
Cash, cash equivalents and restricted cash at beginning of period	226,838	257,932
Cash, cash equivalents and restricted cash at end of period	$170,739	$182,037
Cash paid during the period for:
Interest	$—	$—
Income taxes	$7,942	$10,454
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$427	$—
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 3, 2020 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 18, 2020. The results for the second quarter and six months ended January 1, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

All references to the second quarter of fiscal 2021 are to the quarter ended January 1, 2021. There were 13-weeks during the second quarters ended January 1, 2021 and December 27, 2019, respectively. There were approximately 26-weeks during the six months ended January 1, 2021 and December 27, 2019, respectively.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 61% and 62% of revenues for the second quarter and six months ended January 1, 2021, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 79% and 76% of revenues for the second quarter and six months ended December 27, 2019, respectively.
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
Total revenue recognized under long-term contracts over time was 39% and 38% of total revenues for the second quarter and six months ended January 1, 2021, respectively. Total revenue recognized under long-term contracts over time was 21% and 24% of total revenues for the second quarter and six months ended December 27, 2019, respectively.
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
The contract asset balances were $119,346 and $90,289 as of January 1, 2021 and July 3, 2020, respectively. The contract asset balance increased due to growth in revenue recognized and timing of billable events under long-term contracts over time during the six months ended January 1, 2021. The contract liability balances were $33,887 and $19,892 as of January 1, 2021 and July 3, 2020, respectively. The increase was due to a greater number of long-term contracts with milestone billings across multiple programs.
Revenue recognized for the second quarter and six months ended January 1, 2021 that was included in the contract liability balance at July 3, 2020 was $4,336 and $13,366, respectively. Revenue recognized for the second quarter and six months ended December 27, 2019 that was included in the contract liability balance at June 30, 2019 was $2,898 and $8,274, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of January 1, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $410,275. The Company expects to recognize approximately 69% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Basic weighted-average shares outstanding	55,070	54,548	54,976	54,468
Effect of dilutive equity instruments	364	453	409	569
Diluted weighted-average shares outstanding	55,434	55,001	55,385	55,037

Equity instruments to purchase 114 and 2 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended January 1, 2021, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 419 and 297 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 27, 2019, respectively, because the equity instruments were anti-dilutive.
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
Effective July 4, 2020 the Company adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit, the Step 2 test, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. This adoption did not have a material impact on the Company's consolidated financial statements or related disclosures.
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
Effective October 3, 2020, the Company adopted SEC Final Rule Release No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which includes amendments to its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. The amendments are intended to improve the financial information about acquired or disposed businesses provided to investors, facilitate more timely access to capital, and reduce the complexity and costs of preparing disclosures. Among other changes, the amendments impact SEC rules relating to: the definition of “significant” subsidiaries, requirements to provide financial statements for “significant” acquisitions, and the formulation and usage of pro forma financial information. The final rule is applicable for fiscal years beginning after December 31, 2020, with early adoption permitted as long as all amendments are adopted in their entirety. The Company has early adopted this final rule in conjunction with our acquisition of Physical Optics Corporation ("POC") on December 30, 2020. This adoption did not have a material impact on the Company's consolidated financial statements or related disclosures.

C. Acquisitions
PHYSICAL OPTICS CORPORATION ACQUISITION
On December 7, 2020, the Company signed a definitive agreement to acquire POC for a purchase price of $310,000, subject to net working capital and net debt adjustments. On December 30, 2020, the transaction closed and the Company acquired POC. Based in Torrance, California, POC more than doubles the Company's global avionics business and expands its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and the Company's existing revolving credit facility (the "Revolver").
As of January 1, 2021, the Company held $61,626 of Restricted cash and recorded a Deferred consideration liability for a purchase price payout to the employee shareholders of POC. This payout was made during the third quarter of fiscal 2021.
The following table presents the net purchase price and the fair values of the assets and liabilities of POC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$251,229
Additional consideration to be transferred	61,626
Working capital and net debt adjustment	(4,737)
Less cash acquired	(2,855)
Net purchase price	$305,263

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable	21,632
Inventory	11,095
Fixed assets	23,615
Other current and non-current assets	23,397
Accounts payable	(3,777)
Accrued expenses	(390)
Other current and non-current liabilities	(56,659)
Estimated fair value of net tangible assets acquired	21,768
Estimated fair value of identifiable intangible assets	117,470
Estimated goodwill	168,880
Estimated fair value of net assets acquired	308,118
Less cash acquired	(2,855)
Net purchase price	$305,263
The amounts above represent the preliminary fair value estimates as of January 1, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $69,327 with a useful life of 11 years, completed technology of $40,055 with a useful life of 10 years and backlog of $8,088 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $168,880 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Mission reporting unit. The Company has not furnished pro forma information relating to POC because such information is not material to the Company’s financial results.
The acquisition had an immaterial impact to the Company’s results of operations for the second quarter and six months ended January 1, 2021, given the proximity of the acquisition date to quarter-end.

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
The goodwill of $53,022 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mission reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of January 1, 2021, the Company had $49,744 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
During the second quarter and six months ended January 1, 2021, the Company received gross proceeds and recorded a loss on sale of a cost-method investment of $1,538 and $426, respectively. The loss on sale of investment is included within Other expense, net in the Consolidated Statements of Operations and Comprehensive Income for the second quarter and six months ended January 1, 2021. The fair value of the investment was based on a quoted price of identical instruments in an active market and was recorded at cost within Other non-current assets in the Consolidated Balance Sheet prior to its sale.
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently.

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

	January 1, 2021	July 3, 2020
Raw materials	$138,266	$111,225
Work in process	59,220	49,647
Finished goods	20,924	17,221
Total	$218,410	$178,093

The $40,317 increase in inventory was due to an increase in overall demand, especially for larger, more complex integrated subsystems, the acquisition of POC and the advanced purchases of inventory intended to mitigate potential disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic.
F.Goodwill
During the first quarter of fiscal 2021, the Company reorganized its internal reporting unit structure to align with the Company's market and brand strategy as well as promote scale as the organization continues to grow.
The following table sets forth the changes in the carrying amount of goodwill for the six months ended January 1, 2021:

Total
Balance at July 3, 2020	$614,076
Goodwill adjustment for the APC acquisition	346
Goodwill arising from the POC acquisition	168,880
Balance at January 1, 2021	$783,302
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
G.Restructuring
Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. During the six months ended January 1, 2021, the Company incurred net restructuring and other charges of $2,248 primarily related to severance costs associated with the elimination of 42 positions across the manufacturing, SG&A and R&D functions. These charges related to changing market and business conditions including talent shifts and resource redundancy resulting from the internal reorganization the Company completed in the first quarter.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Restructuring liability at July 3, 2020	$597
Restructuring and other charges	2,248
Cash paid	(1,528)
Restructuring liability at January 1, 2021	$1,317

H.Income Taxes
The Company recorded an income tax provision of $4,433 and $5,110 on income before income taxes of $17,119 and $20,786 for the second quarters ended January 1, 2021 and December 27, 2019, respectively. The Company recorded an income tax provision of $6,631 and $3,092 on income before income taxes of $35,115 and $38,015 for the six months ended January 1, 2021 and December 27, 2019, respectively.
During the second quarters ended January 1, 2021 and December 27, 2019, the Company recognized a discrete tax benefit of $130 and $353, respectively, related to excess tax benefits on stock-based compensation. During the six months ended January 1, 2021 and December 27, 2019, the Company recognized a discrete tax benefit of $2,610 and $6,480, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the second quarters and six months ended January 1, 2021 and December 27, 2019 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation and state taxes.
During the second quarter ended January 1, 2021, there were no material changes to the Company's unrecognized tax positions.
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of January 1, 2021, the Company's outstanding balance of unamortized deferred financing costs was $3,697, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income on a straight line basis over the term of the Revolver. The Company drew $160,000 from the Revolver to facilitate the acquisition of POC.
As of January 1, 2021, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $160,000 against the Revolver, resulting in interest expense of $73 for both the second quarter and six months ended January 1, 2021. There were outstanding letters of credit of $799 as of January 1, 2021.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at January 1, 2021 was a net liability of $12,948, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $31 and $62 in AOCL during the second quarter and six months ended January 1, 2021. The Company recorded a net gain of $8 and $15 in AOCL during the second quarter and six months ended December 27, 2019. The Company recognized net periodic benefit costs of $420 and $833 associated with the Plan for the second quarter and six months ended January 1, 2021, respectively. The Company recognized net periodic benefit costs of $296 and $592 associated with the Plan for the second quarter and six months ended December 27, 2019, respectively. The Company's total expected employer contributions to the Plan during fiscal 2021 are $957.

K.Stock-Based Compensation
STOCK INCENTIVE PLANS
At January 1, 2021, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 6,782 shares, including 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's Shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 4,669 shares available for future grant under the 2018 Plan at January 1, 2021.
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
EMPLOYEE STOCK PURCHASE PLAN
At January 1, 2021, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's Shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 46 shares issued under the ESPP during the six months ended January 1, 2021. There were no shares issued under the ESPP during the six months ended December 27, 2019. Shares available for future purchase under the ESPP totaled 483 at January 1, 2021.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since July 3, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at July 3, 2020	3	$5.52	1.12
Granted	—	—
Exercised	(1)	5.52
Canceled	—	—
Outstanding at January 1, 2021	2	$5.52	0.62

The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 3, 2020:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 3, 2020	957	$61.59
Granted	481	76.94
Vested	(381)	52.44
Forfeited	(21)	66.74
Outstanding at January 1, 2021	1,036	$70.00
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,026 and $542 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended January 1, 2021 and July 3, 2020, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Cost of revenues	$369	$200	$664	$341
Selling, general and administrative	5,619	5,384	11,295	10,027
Research and development	1,282	947	2,495	1,822
Stock-based compensation expense before tax	7,270	6,531	14,454	12,190
Income taxes	(1,890)	(1,698)	(3,758)	(3,169)
Stock-based compensation expense, net of income taxes	$5,380	$4,833	$10,696	$9,021

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

The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED JANUARY 1, 2021
Net revenues to unaffiliated customers	$197,773	$12,812	$91	$—	$210,676
Inter-geographic revenues	636	564	—	(1,200)	—
Net revenues	$198,409	$13,376	$91	$(1,200)	$210,676
SECOND QUARTER ENDED DECEMBER 27, 2019
Net revenues to unaffiliated customers	$181,381	$11,721	$811	$—	$193,913
Inter-geographic revenues	654	817	—	(1,471)	—
Net revenues	$182,035	$12,538	$811	$(1,471)	$193,913
SIX MONTHS ENDED JANUARY 1, 2021
Net revenues to unaffiliated customers	$393,620	$22,475	$202	$—	$416,297
Inter-geographic revenues	876	908	—	(1,784)	—
Net revenues	$394,496	$23,383	$202	$(1,784)	$416,297
SIX MONTHS ENDED DECEMBER 27, 2019
Net revenues to unaffiliated customers	$343,377	$26,161	$1,679	$—	$371,217
Inter-geographic revenues	1,626	1,468	—	(3,094)	—
Net revenues	$345,003	$27,629	$1,679	$(3,094)	$371,217
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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Domestic(1)	$181,095	$171,624	$359,838	$329,099
International/Foreign Military Sales(2)	29,581	22,289	56,459	42,118
Total Net Revenue	$210,676	$193,913	$416,297	$371,217
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

The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Radar(1)	$84,760	$48,328	$157,169	$86,247
Electronic Warfare(2)	28,672	36,139	65,560	72,196
Other Sensor & Effector(3)	24,005	26,512	47,100	54,402
Total Sensor & Effector	137,437	110,979	269,829	212,845
C4I(4)	58,359	57,778	112,140	106,789
Other(5)	14,880	25,156	34,328	51,583
Total Net Revenue	$210,676	$193,913	$416,297	$371,217
    (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
    (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
    (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
    (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
    (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Components(1)	$40,679	$60,310	$90,975	$113,729
Modules and Sub-assemblies(2)	34,993	29,524	52,459	64,764
Integrated Subsystems(3)	135,004	104,079	272,863	192,724
Total Net Revenue	$210,676	$193,913	$416,297	$371,217
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
The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Airborne(1)	$91,662	$106,301	$178,911	$192,458
Land(2)	58,004	24,132	95,555	40,442
Naval(3)	36,559	32,441	82,841	72,151
Other(4)	24,451	31,039	58,990	66,166
Total Net Revenues	$210,676	$193,913	$416,297	$371,217

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
January 1, 2021	$119,455	$5,935	$7	$—	$125,397
July 3, 2020	$82,588	$5,144	$5	$—	$87,737
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Raytheon Technologies	25%	16%	24%	15%
Lockheed Martin Corporation	12%	16%	15%	17%
Northrop Grumman Corporation	*	10%	*	10%
L3Harris Technologies	*	*	*	11%
	37%	42%	39%	53%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarters and six months ended January 1, 2021 and December 27, 2019.
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
PURCHASE COMMITMENTS
As of January 1, 2021, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $132,021.
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

N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued. As of January 1, 2021, the Company held $61,626 of Restricted cash and recorded a Deferred consideration liability for a purchase price payout to the employee shareholders of POC. This payout was made during the third quarter of fiscal 2021.

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
As of January 1, 2021, we had 2,376 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. Mercury is committed to providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. These values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended January 1, 2021 were $210.7 million, $0.2 million, $12.7 million, $0.23, $0.54, and $45.3 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for the six months ended January 1, 2021 were $416.3 million, $9.1 million, $28.5 million, $0.51, $1.05, and $88.1 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
RESULTS OF OPERATIONS:
Results of operations for the second quarter ended January 1, 2021 includes only results from the December 30, 2020 acquisition date for Physical Optics Corporation ("POC"). Results of operations for the six months ended January 1, 2021 include full period results from the acquisition of American Panel Corporation ("APC") and only results from the acquisition date for POC which was acquired subsequent to July 3, 2020. Results of operations for the six months ended December 27, 2019 include only partial period results from the acquisition date for APC. Accordingly, the periods presented below are not directly comparable.

The second quarter ended January 1, 2021 compared to the second quarter ended December 27, 2019
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	January 1, 2021	As a % of Total Net Revenue	December 27, 2019	As a % of Total Net Revenue
Net revenues	$210,676	100.0%	$193,913	100.0%
Cost of revenues	122,009	57.9	105,407	54.4
Gross margin	88,667	42.1	88,506	45.6
Operating expenses:
Selling, general and administrative	31,596	15.0	32,804	16.9
Research and development	28,128	13.4	24,660	12.7
Amortization of intangible assets	7,643	3.6	7,992	4.1
Restructuring and other charges	951	0.5	1,101	0.6
Acquisition costs and other related expenses	2,236	1.0	1,124	0.6
Total operating expenses	70,554	33.5	67,681	34.9
Income from operations	18,113	8.6	20,825	10.7
Interest income	60	—	312	0.2
Interest expense	(73)	—	—	—
Other expense, net	(981)	(0.5)	(351)	(0.2)
Income before income taxes	17,119	8.1	20,786	10.7
Income tax provision	4,433	2.1	5,110	2.6
Net income	$12,686	6.0%	$15,676	8.1%
REVENUES
Total revenues increased $16.8 million, or 8.6%, to $210.7 million during the second quarter ended January 1, 2021, as compared to $193.9 million during the second quarter ended December 27, 2019, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase was primarily due to $16.5 million of additional organic revenues which were predominantly driven by increased demand for integrated subsystems, across radar applications, and within land and naval platforms. These increases were partially offset by decreases to components across electronic warfare and other applications across airborne and other platforms. The organic revenues increase was driven by the LTAMDS program, a ground radar program, an airborne program and the Filthy Buzzard program, which were partially offset by decreases in a classified missile program, P8 and the Filthy Badger program. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 42.1% for the second quarter ended January 1, 2021, a decrease of 350 basis points from the 45.6% gross margin achieved during the second quarter ended December 27, 2019. The lower gross margin was primarily driven by $3.1 million of direct COVID related expenses, as well as program mix and higher Customer Funded Research and Development (“CRAD”). These costs were partially offset by operational efficiencies and lower inventory step-up amortization. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $1.2 million, or 3.7%, to $31.6 million during the second quarter ended January 1, 2021, as compared to $32.8 million in the second quarter ended December 27, 2019. The decrease was primarily related to improved operating leverage, partially offset by additional headcount from organic growth and direct COVID related expenses. Selling, general and administrative expenses decreased as a percentage of revenue to 15.0% for the second quarter ended January 1, 2021 from 16.9% for the second quarter ended December 27, 2019.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $3.4 million, or 14.1%, to $28.1 million during the second quarter ended January 1, 2021, as compared to $24.7 million during the second quarter ended December 27, 2019. Research and development expenses accounted for 13.4% and 12.7% of our revenues for the second quarters ended January 1, 2021 and December 27, 2019, respectively. The increase during the second quarter ended January 1, 2021 was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and our trusted custom microelectronics business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $1.0 million during the second quarter ended January 1, 2021, as compared to $1.1 million during the second quarter ended December 27, 2019. Restructuring and other charges during the second quarter ended January 1, 2021 primarily related to severance costs associated with the elimination of 23 positions, predominantly in the manufacturing, SG&A and R&D functions. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. These charges related to changing market and business conditions including talent shifts and resource redundancy resulting from the internal reorganization the Company completed in the first quarter.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.2 million during the second quarter ended January 1, 2021, as compared to $1.1 million during the second quarter ended December 27, 2019. The second quarter ended January 1, 2021 included expenses related to the acquisition of POC which was completed on December 30, 2020. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to $0.1 million during the second quarter ended January 1, 2021, as compared to $0.3 million for the second quarter ended December 27, 2019. This was driven by the lower rate earned on cash on hand during the second quarter ended January 1, 2021, as compared to the prior year.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the second quarter ended January 1, 2021, related to the $160.0 million draw on our Revolver to support the POC acquisition, compared to no interest expense during the second quarter ended December 27, 2019.
OTHER EXPENSE, NET
Other expense, net increased to $1.0 million during the second quarter ended January 1, 2021, as compared to $0.4 million for the second quarter ended December 27, 2019. The increase was primarily driven by a $0.4 million loss on the sale of a cost-method investment, offset by net foreign currency translation gains of $0.4 million during the second quarter ended January 1, 2021. The second quarter ended December 27, 2019 included net foreign currency translation gains of $0.5 million. Both periods include $0.7 million of financing and registration fees.
INCOME TAXES
We recorded an income tax provision of $4.4 million and $5.1 million on income before income taxes of $17.1 million and $20.8 million for the second quarters ended January 1, 2021 and December 27, 2019, respectively.
During the second quarters ended January 1, 2021 and December 27, 2019, we recognized a discrete tax benefit of $0.1 million and $0.4 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the second quarters ended January 1, 2021 and December 27, 2019 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation, and state taxes.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).

Six months ended January 1, 2021 compared to the six months ended December 27, 2019
The following tables set forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	January 1, 2021	As a % of Total Net Revenue	December 27, 2019	As a % of Total Net Revenue
Net revenues	$416,297	100.0%	$371,217	100.0%
Cost of revenues	239,511	57.5	204,311	55.0
Gross margin	176,786	42.5	166,906	45.0
Operating expenses:
Selling, general and administrative	64,500	15.5	62,774	16.9
Research and development	55,545	13.3	46,530	12.5
Amortization of intangible assets	15,374	3.7	15,011	4.0
Restructuring and other charges	2,248	0.6	1,749	0.5
Acquisition costs and other related expenses	2,236	0.5	2,541	0.8
Total operating expenses	139,903	33.6	128,605	34.7
Income from operations	36,883	8.9	38,301	10.3
Interest income	132	—	1,499	0.4
Interest expense	(73)	—	—	—
Other expense, net	(1,827)	(0.5)	(1,785)	(0.5)
Income before income taxes	35,115	8.4	38,015	10.2
Income tax provision	6,631	1.6	3,092	0.8
Net income	$28,484	6.8%	$34,923	9.4%
REVENUES
Total revenues increased $45.1 million, or 12.1%, to $416.3 million during the six months ended January 1, 2021, as compared to $371.2 million during the six months ended December 27, 2019. The increase is primarily due to $37.0 million of additional organic revenues primarily related to integrated subsystems across radar and C4I applications, within land and naval platforms. The increases in organic revenues were primarily driven by a ground radar program, LTAMDS, an airborne program and the Patriot program, which were partially offset by decreases in a classified missile program, AIDEWS and F16/SABR programs. Total revenues also increased due to $8.1 million of additional acquired revenues from the APC and POC acquisitions. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 42.5% for the six months ended January 1, 2021, a decrease of 250 basis points from the 45.0% gross margin achieved during the six months ended December 27, 2019. The lower gross margin was primarily driven by $5.0 million of direct COVID expenses, as well as additional CRAD and program mix. These costs were partially offset by operational efficiencies and lower inventory step-up amortization.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.7 million, or 2.7%, to $64.5 million during the six months ended January 1, 2021, as compared to $62.8 million during the six months ended December 27, 2019. The increase was primarily related to $0.6 million of direct COVID related expenses, additional headcount from organic growth and our recent acquisitions. Selling, general and administrative expenses as a percentage of revenues decreased to 15.5% for the six months ended January 1, 2021 from 16.9% for the six months ended December 27, 2019 due to improved operating leverage.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $9.0 million, or 19.3%, to $55.5 million during the six months ended January 1, 2021, as compared to $46.5 million during the six months ended December 27, 2019. Research and development expenses accounted for 13.3% and 12.5% of our revenues for the six months ended January 1, 2021 and December 27, 2019, respectively. The increase was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and our trusted custom microelectronics business.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $2.2 million during the six months ended January 1, 2021, as compared to $1.7 million during the six months ended December 27, 2019. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. These charges related to changing market and business conditions including talent shifts and resource redundancy resulting from the internal reorganization the Company completed in the first quarter.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.2 million during the six months ended January 1, 2021, as compared to $2.5 million during the six months ended December 27, 2019. The expenses we incurred during the six months ended January 1, 2021 were related to the acquisition of POC which was completed on December 30, 2020. The acquisition costs and other related expenses we incurred during the six months ended December 27, 2019 were related to the acquisition of APC as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to $0.1 million during the six months ended January 1, 2021, as compared to $1.5 million during the six months ended December 27, 2019. This was driven by a lower rate of interest earned on cash on hand during the six months ended January 1, 2021 compared to the prior period.
INTEREST EXPENSE
We incurred $0.1 million of interest expense during the six months ended January 1, 2021, related to the $160.0 million draw on our Revolver to support the POC acquisition, compared to no interest expense during the six months ended December 27, 2019.
OTHER EXPENSE, NET
Other expense, net of $1.8 million was consistent during the six months ended January 1, 2021 and December 27, 2019. The six months ended January 1, 2021 included a $0.4 million loss on the sale of a cost-method investment and litigation and settlement expenses, partially offset by net foreign currency translation gains of $0.6 million. The six months ended December 27, 2019 included net foreign currency translation losses of $0.2 million. Both periods included $1.6 million of financing and registration fees.
INCOME TAXES
We recorded an income tax provision of $6.6 million and $3.1 million on income before income taxes of $35.1 million and $38.0 million for the six months ended January 1, 2021 and December 27, 2019, respectively.
During the six months ended January 1, 2021 and December 27, 2019, we recognized a discrete tax benefit of $2.6 million and $6.5 million, respectively, related to excess tax benefits on stock-based compensation.
The effective tax rate for the six months ended January 1, 2021 and December 27, 2019 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the IRS.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments and purchase price payout to the employee shareholders of POC. We plan to continue to invest in improvements to our facilities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics. Our facilities improvements include buildouts in Andover, Massachusetts, Cypress, California and Hudson, New Hampshire, along with the ongoing expansion of our trusted custom microelectronics business during fiscal 2021.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of January 1, 2021, we had $160.0 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	January 1, 2021	December 27, 2019
Net cash provided by operating activities	$46,868	$56,376
Net cash used in investing activities	$(266,852)	$(117,421)
Net cash provided by (used in) financing activities	$163,122	$(14,934)
Net decrease in cash, cash equivalents and restricted cash	$(56,099)	$(75,895)
Cash, cash equivalents and restricted cash at end of period	$170,739	$182,037
Our cash, cash equivalents and restricted cash decreased by $56.1 million from July 3, 2020 to January 1, 2021, primarily as the result of $243.6 million used for the acquisition of POC and $24.8 million invested in purchases of property and equipment, partially offset by $160.0 million of borrowings on our Revolver to facilitate the acquisition of POC and $46.9 million provided by operating activities.

Operating Activities
During the six months ended January 1, 2021, we generated $46.9 million in cash from operating activities, a decrease of $9.5 million, as compared to the six months ended December 27, 2019. The decrease was primarily the result of higher inventory purchases intended to mitigate potential disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic and to support growth of the business and lower comparable net income. This decrease was partially offset by higher deferred revenues and customer advances, and lower prepaid income taxes.
Investing Activities
During the six months ended January 1, 2021, we invested $266.9 million, an increase of $149.4 million, as compared to the six months ended December 27, 2019. The increase was driven by $243.6 million in cash used for the acquisition of POC and an additional $3.8 million invested in purchases of property and equipment, primarily related to our facilities, during the six months ended January 1, 2021.
Financing Activities
During the six months ended January 1, 2021, we had $163.1 million in cash provided by financing activities as compared to $14.9 million used in financing activities during the six months ended December 27, 2019. The $178.0 million increase was primarily due to $160.0 million of borrowings on our Revolver to facilitate the acquisition of POC and $14.9 million of fewer payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards, as compared to the six months ended December 27, 2019. The decrease in the payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at January 1, 2021:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$132,021	$132,021	$—	$—	$—
Operating leases	114,008	12,291	25,272	22,858	53,587
Deferred consideration	61,626	61,626	—	—	—
	$307,655	$205,938	$25,272	$22,858	$53,587
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $132.0 million at January 1, 2021.
As of January 1, 2021, we held $61.6 million of Restricted cash and recorded a Deferred consideration liability for a purchase price payout to the employee shareholders of POC. This payout was made during the third quarter of fiscal 2021.
We have a liability at January 1, 2021 of $4.1 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Net income	$12,686	$15,676	$28,484	$34,923
Other non-operating adjustments, net	(3)	(549)	(185)	(248)
Interest expense (income), net	13	(312)	(59)	(1,499)
Income tax provision	4,433	5,110	6,631	3,092
Depreciation	5,641	4,555	10,907	8,917
Amortization of intangible assets	7,643	7,992	15,374	15,011
Restructuring and other charges	951	1,101	2,248	1,749
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	2,969	1,882	3,810	4,118
Fair value adjustments from purchase accounting	—	600	—	600
Litigation and settlement expense, net	251	142	438	455
COVID related expenses	3,309	—	5,628	—
Stock-based and other non-cash compensation expense	7,439	6,639	14,806	12,415
Adjusted EBITDA	$45,332	$42,836	$88,082	$79,533

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
The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	January 1, 2021		December 27, 2019
Net income and diluted earnings per share	$12,686	$0.23	$15,676	$0.29
Other non-operating adjustments, net(1)	(3)		(549)
Amortization of intangible assets	7,643		7,992
Restructuring and other charges	951		1,101
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,969		1,882
Fair value adjustments from purchase accounting	—		600
Litigation and settlement expense, net	251		142
COVID related expenses	3,309		—
Stock-based and other non-cash compensation expense	7,439		6,639
Impact to income taxes(2)	(5,275)		(4,368)
Adjusted income and adjusted earnings per share	$29,970	$0.54	$29,115	$0.53

Diluted weighted-average shares outstanding		55,434		55,001
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

	Six Months Ended
(In thousands, except per share data)	January 1, 2021		December 27, 2019
Net income and earnings per share	$28,484	$0.51	$34,923	$0.63
Other non-operating adjustments, net(1)	(185)		(248)
Amortization of intangible assets	15,374		15,011
Restructuring and other charges	2,248		1,749
Impairment of long-lived assets	—		—
Acquisition and financing costs	3,810		4,118
Fair value adjustments from purchase accounting	—		600
Litigation and settlement expense, net	438		455
COVID related expenses	5,628		—
Stock-based and other non-cash compensation expense	14,806		12,415
Impact to income taxes(2)	(12,299)		(15,293)
Adjusted income and adjusted earnings per share	$58,304	$1.05	$53,730	$0.98

Diluted weighted-average shares outstanding		55,385		55,037
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Cash provided by operating activities	$23,939	$32,066	$46,868	$56,376
Purchase of property and equipment	(13,775)	(11,324)	(24,753)	(20,919)
Free cash flow	$10,164	$20,742	$22,115	$35,457

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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the second quarters and six months ended January 1, 2021 and December 27, 2019, respectively:

(In thousands)	January 1, 2021	As a % of Total Net Revenue	December 27, 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$210,459	100%	$193,913	100%	$16,546	9%
Acquired revenue	217	—%	—	—%	217	100%
Total revenues	$210,676	100%	$193,913	100%	$16,763	9%

(In thousands)	January 1, 2021	As a % of Total Net Revenue	December 27, 2019	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$407,244	98%	$370,274	100%	$36,970	10%
Acquired revenue	9,053	2%	943	—%	8,110	860%
Total revenues	$416,297	100%	$371,217	100%	$45,080	12%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 3, 2020 to January 1, 2021.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2021. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired POC business into our overall internal control over financial reporting environment.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 9, 2021.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer