Form 10-Q
period 2021-04-02
MERCURY SYSTEMS INC
filed 2021-05-11
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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

____________________________________________________________
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

Shares of Common Stock outstanding as of April 30, 2021 56,161,158 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 2, 2021	July 3, 2020
Assets
Current assets:
Cash and cash equivalents	$121,943	$226,838
Accounts receivable, net of allowance for credit losses of $1,628 and $1,451 at April 2, 2021 and July 3, 2020, respectively	125,603	120,438
Unbilled receivables and costs in excess of billings	138,378	90,289
Inventory	226,840	178,093
Prepaid income taxes	—	2,498
Prepaid expenses and other current assets	14,177	16,613
Total current assets	626,941	634,769
Property and equipment, net	128,343	87,737
Goodwill	782,656	614,076
Intangible assets, net	294,681	208,748
Operating lease right-of-use assets	65,780	60,613
Other non-current assets	4,919	4,777
Total assets	$1,903,320	$1,610,720
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$56,643	$41,877
Accrued expenses	30,566	23,794
Accrued compensation	42,620	41,270
Deferred revenues and customer advances	32,840	18,974
Total current liabilities	162,669	125,915
Deferred income taxes	37,184	13,889
Income taxes payable	4,117	4,117
Long-term debt	160,000	—
Operating lease liabilities	70,619	66,981
Other non-current liabilities	14,751	15,034
Total liabilities	449,340	225,936
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,163,620 and 54,702,322 shares issued and outstanding at April 2, 2021 and July 3, 2020, respectively	552	547
Additional paid-in capital	1,100,188	1,074,667
Retained earnings	356,574	312,455
Accumulated other comprehensive loss	(3,334)	(2,885)
Total shareholders’ equity	1,453,980	1,384,784
Total liabilities and shareholders’ equity	$1,903,320	$1,610,720

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net revenues	$256,857	$208,016	$673,154	$579,233
Cost of revenues	151,234	114,691	390,745	319,002
Gross margin	105,623	93,325	282,409	260,231
Operating expenses:
Selling, general and administrative	38,250	33,991	102,750	96,765
Research and development	30,218	24,967	85,763	71,497
Amortization of intangible assets	12,717	7,848	28,091	22,859
Restructuring and other charges	(4)	66	2,244	1,815
Acquisition costs and other related expenses	2,730	111	4,966	2,652
Total operating expenses	83,911	66,983	223,814	195,588
Income from operations	21,712	26,342	58,595	64,643
Interest income	34	458	166	1,957
Interest expense	(549)	(58)	(622)	(58)
Other (expense) income, net	(200)	2,186	(2,027)	401
Income before income taxes	20,997	28,928	56,112	66,943
Income tax provision	5,362	5,363	11,993	8,455
Net income	$15,635	$23,565	$44,119	$58,488
Basic net earnings per share	$0.28	$0.43	$0.80	$1.07
Diluted net earnings per share	$0.28	$0.43	$0.80	$1.06

Weighted-average shares outstanding:
Basic	55,146	54,604	55,033	54,514
Diluted	55,526	55,127	55,434	55,071

Comprehensive income:
Net income	$15,635	$23,565	$44,119	$58,488
Foreign currency translation adjustments	218	344	(541)	227
Pension benefit plan, net of tax	30	7	92	22
Total other comprehensive income (loss), net of tax	248	351	(449)	249
Total comprehensive income	$15,883	$23,916	$43,670	$58,737
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631
Issuance of common stock under employee stock incentive plans	35	1	10	—	—	11
Stock-based compensation	—	—	7,455	—	—	7,455
Net income	—	—	—	15,635	—	15,635
Other comprehensive income	—	—	—	—	248	248
Balance at April 2, 2021	55,164	$552	$1,100,188	$356,574	$(3,334)	$1,453,980

	For the Third Quarter Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 27, 2019	54,558	$545	$1,056,238	$261,666	$(1,393)	$1,317,056
Issuance of common stock under employee stock incentive plans	19	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	41	1	2,392	—	—	2,393
Purchase and retirement of common stock	(6)	—	(746)	—	—	(746)
Stock-based compensation	—	—	6,814	—	—	6,814
Net income	—	—	—	23,565	—	23,565
Other comprehensive income	—	—	—	—	351	351
Balance at March 27, 2020	54,612	$546	$1,064,698	$285,231	$(1,042)	$1,349,433

	For the Nine Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	417	5	10	—	—	15
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	22,393	—	—	22,393
Net income	—	—	—	44,119	—	44,119
Other comprehensive loss	—	—	—	—	(449)	(449)
Balance at April 2, 2021	55,164	$552	$1,100,188	$356,574	$(3,334)	$1,453,980

	For the Nine Months Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	510	5	(2)	—	—	3
Issuance of common stock under employee stock purchase plan	41	1	2,392	—	—	2,393
Purchase and retirement of common stock	(187)	(2)	(15,681)	—	—	(15,683)
Stock-based compensation	—	—	19,244	—	—	19,244
Net income	—	—	—	58,488	—	58,488
Other comprehensive income	—	—	—	—	249	249
Balance at March 27, 2020	54,612	$546	$1,064,698	$285,231	$(1,042)	$1,349,433
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net income	$44,119	$58,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,241	36,579
Stock-based compensation expense	21,865	19,004
(Benefit) provision for deferred income taxes	(6,357)	1,174
Gain on investment	—	(3,810)
Other non-cash items	3,094	2,402
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(28,351)	(34,254)
Inventory	(37,499)	(13,525)
Prepaid income taxes	2,480	(1,046)
Prepaid expenses and other current assets	3,939	508
Other non-current assets	3,424	(165)
Accounts payable, accrued expenses, and accrued compensation	9,072	15,483
Deferred revenues and customer advances	10,509	2,446
Other non-current liabilities	(2,483)	3,174
Net cash provided by operating activities	70,053	86,458
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(305,263)	(96,502)
Purchases of property and equipment	(34,708)	(31,788)
Proceeds from sale of investment	1,538	4,310
Net cash used in investing activities	(338,433)	(123,980)
Cash flows from financing activities:
Proceeds from employee stock plans	3,199	2,396
Borrowings under credit facilities	160,000	200,000
Purchase and retirement of common stock	(66)	(15,683)
Net cash provided by financing activities	163,133	186,713
Effect of exchange rate changes on cash and cash equivalents	352	23
Net (decrease) increase in cash and cash equivalents	(104,895)	149,214
Cash and cash equivalents at beginning of period	226,838	257,932
Cash and cash equivalents at end of period	$121,943	$407,146
Cash paid during the period for:
Interest	$548	$—
Income taxes	$8,454	$10,457
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$892	$—
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 3, 2020 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 18, 2020. The results for the third quarter and nine months ended April 2, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

All references to the third quarter of fiscal 2021 are to the quarter ended April 2, 2021. There were 13-weeks during the third quarters ended April 2, 2021 and March 27, 2020, respectively. There were 39-weeks during the nine months ended April 2, 2021 and March 27, 2020, respectively.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% and 59% of revenues for the third quarter and nine months ended April 2, 2021, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 70% and 74% of revenues for the third quarter and nine months ended March 27, 2020, respectively.
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
Total revenue recognized under long-term contracts over time was 47% and 41% of total revenues for the third quarter and nine months ended April 2, 2021, respectively. Total revenue recognized under long-term contracts over time was 30% and 26% of total revenues for the third quarter and nine months ended March 27, 2020, respectively.
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
ACCOUNTS RECEIVABLE
Accounts receivable, net, represents amounts that have been billed and are currently due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as necessary. The allowance is based upon an assessment of the customer's credit worthiness, reasonable forecasts about the future, history with the customer, and the age of the receivable balance. The Company typically invoices a customer upon shipment of the product (or completion of a service) for contracts where revenue is recognized at a point in time. For contracts where revenue is recognized over time, the invoicing events are typically based on specified performance obligation deliverables or milestone events, or quantifiable measures of performance.
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
The contract asset balances were $138,378 and $90,289 as of April 2, 2021 and July 3, 2020, respectively. The contract asset balance increased due to growth in revenue recognized over time and timing of billable events under long-term contracts during the nine months ended April 2, 2021. The contract liability balances were $31,954 and $19,892 as of April 2, 2021 and July 3, 2020, respectively. The increase was due to a greater volume of long-term contracts with milestone billings across multiple programs.
Revenue recognized for the third quarter and nine months ended April 2, 2021 that was included in the contract liability balance at July 3, 2020 was $2,133 and $15,499, respectively. Revenue recognized for the third quarter and nine months ended March 27, 2020 that was included in the contract liability balance at June 30, 2019 was $1,564 and $9,838, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of April 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $352,229. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Basic weighted-average shares outstanding	55,146	54,604	55,033	54,514
Effect of dilutive equity instruments	380	523	401	557
Diluted weighted-average shares outstanding	55,526	55,127	55,434	55,071

Equity instruments to purchase 38 and 13 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended April 2, 2021, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 3 and 136 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended March 27, 2020, respectively, because the equity instruments were anti-dilutive.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715): Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The ASU requires retrospective adoption and permits early adoption for all entities. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
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
In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
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

Effective October 3, 2020, the Company adopted SEC Final Rule Release No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which includes amendments to the SEC's rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. The amendments are intended to improve the financial information about acquired or disposed businesses provided to investors, facilitate more timely access to capital, and reduce the complexity and costs of preparing disclosures. Among other changes, the amendments impact SEC rules relating to: the definition of “significant” subsidiaries, requirements to provide financial statements for “significant” acquisitions, and the formulation and usage of pro forma financial information. The final rule is applicable for fiscal years beginning after December 31, 2020, with early adoption permitted as long as all amendments are adopted in their entirety. The Company has early adopted this final rule in conjunction with our acquisition of Physical Optics Corporation ("POC") on December 30, 2020. This adoption did not have a material impact on the Company's consolidated financial statements or related disclosures.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of POC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$251,229
Cash paid post closing	61,626
Working capital and net debt adjustment	(4,737)
Less cash acquired	(2,855)
Net purchase price	$305,263

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable	24,966
Inventory	11,125
Fixed assets	23,236
Other current and non-current assets	14,968
Accounts payable	(3,777)
Accrued expenses	(4,502)
Other current and non-current liabilities	(42,987)
Estimated fair value of net tangible assets acquired	25,884
Estimated fair value of identifiable intangible assets	114,000
Estimated goodwill	168,234
Estimated fair value of net assets acquired	308,118
Less cash acquired	(2,855)
Net purchase price	$305,263
The amounts above represent the preliminary fair value estimates as of April 2, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $81,000 with a useful life of 11 years, completed technology of $25,000 with a useful life of 9 years and backlog of $8,000 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $168,234 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Mission reporting unit. The Company has not furnished pro forma information relating to POC because such information is not material to the Company’s financial results.
The revenues and income before income taxes from POC included in the Company's consolidated results for the third quarter ended April 2, 2021, were $38,492 and $1,065, respectively. The revenues and income before income taxes from POC included in the Company's consolidated results for the nine months ending April 2, 2021 were $38,709 and $782, respectively.

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
The goodwill of $53,022 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported under the Mission reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of April 2, 2021, the Company had $48,840 of goodwill deductible for tax purposes.
D.Fair Value of Financial Instruments
During the nine months ended April 2, 2021, the Company received gross proceeds and recorded a loss on sale of a cost-method investment of $1,538 and $426, respectively. The loss on sale of investment is included within Other expense, net in the Consolidated Statements of Operations and Comprehensive Income for the nine months ended April 2, 2021. The fair value of the investment was based on a quoted price of identical instruments in an active market and was recorded at cost within Other non-current assets in the Consolidated Balance Sheet prior to its sale.
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

	April 2, 2021	July 3, 2020
Raw materials	$148,279	$111,225
Work in process	54,667	49,647
Finished goods	23,894	17,221
Total	$226,840	$178,093

F.Goodwill
During the first quarter of fiscal 2021, the Company reorganized its internal reporting unit structure to align with the Company's market and brand strategy as well as promote scale as the organization continues to grow.
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended April 2, 2021:

Total
Balance at July 3, 2020	$614,076
Goodwill adjustment for the APC acquisition	346
Goodwill arising from the POC acquisition	168,234
Balance at April 2, 2021	$782,656
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
G.Restructuring
Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. During the nine months ended April 2, 2021, the Company incurred net restructuring and other charges of $2,244 primarily related to severance costs associated with the elimination of 42 positions across the manufacturing, SG&A and R&D functions. These charges related to changing market and business conditions including talent shifts and resource redundancy resulting from the internal reorganization the Company completed in the first quarter.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Restructuring liability at July 3, 2020	$597
Restructuring and other charges	2,244
Cash paid	(2,333)
Restructuring liability at April 2, 2021	$508

H.Income Taxes
The Company recorded an income tax provision of $5,362 and $5,363 on income before income taxes of $20,997 and $28,928 for the third quarters ended April 2, 2021 and March 27, 2020, respectively. The Company recorded an income tax provision of $11,993 and $8,455 on income before income taxes of $56,112 and $66,943 for the nine months ended April 2, 2021 and March 27, 2020, respectively.
During the third quarters ended April 2, 2021 and March 27, 2020, the Company recognized a discrete tax benefit of $175 and $159, respectively, related to excess tax benefits on stock-based compensation. During the nine months ended April 2, 2021 and March 27, 2020, the Company recognized a discrete tax benefit of $2,785 and $6,639, respectively, related to excess tax benefits on stock-based compensation. The Company also recognized a discrete tax benefit of $1,005, net of $251 tax reserve, related to research and development credits and an $813 discrete tax benefit from a release of a valuation allowance on a capital loss carryforward, during the third quarter and nine months ended March 27, 2020.
The effective tax rate for the third quarter and nine months ended April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation and state taxes.
The effective tax rate for the third quarter and nine months ended March 27, 2020 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
During the third quarter ended April 2, 2021, there were no material changes to the Company's unrecognized tax positions.
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of April 2, 2021, the Company's outstanding balance of unamortized deferred financing costs was $3,361, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income on a straight line basis over the term of the Revolver. During the second quarter ended January 1, 2021, the Company drew $160,000 from the Revolver to facilitate the acquisition of POC.
As of April 2, 2021, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $160,000 against the Revolver, resulting in interest expense of $549 and $622 for the third quarter and nine months ended April 2, 2021, respectively. There were outstanding letters of credit of $799 as of April 2, 2021.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at April 2, 2021 was a net liability of $12,261, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $30 and $92 in AOCL during the third quarter and nine months ended April 2, 2021. The Company recorded a net gain of $7 and $22 in AOCL during the third quarter and nine months ended March 27, 2020. The Company recognized net periodic benefit costs of $420 and $1,253 associated with the Plan for the third quarter and nine months ended April 2, 2021, respectively. The Company recognized net periodic benefit costs of $304 and $896 associated with the Plan for the third quarter and nine months ended March 27, 2020, respectively. The Company's total expected employer contributions to the Plan during fiscal 2021 are $957.

K.Stock-Based Compensation
STOCK INCENTIVE PLANS
At April 2, 2021, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 6,782 shares, including 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 4,645 shares available for future grant under the 2018 Plan at April 2, 2021.
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
EMPLOYEE STOCK PURCHASE PLAN
At April 2, 2021, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 46 and 41 shares issued under the ESPP during the nine months ended April 2, 2021 and March 27, 2020, respectively. Shares available for future purchase under the ESPP totaled 483 at April 2, 2021.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since July 3, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at July 3, 2020	3	$5.52	1.12
Granted	—	—
Exercised	(3)	5.52
Canceled	—	—
Outstanding at April 2, 2021	—	$—	—
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 3, 2020:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 3, 2020	957	$61.59
Granted	519	77.00
Vested	(414)	52.54
Forfeited	(47)	66.62
Outstanding at April 2, 2021	1,015	$70.92

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,070 and $542 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended April 2, 2021 and July 3, 2020, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Cost of revenues	$559	$341	$1,223	$682
Selling, general and administrative	6,088	5,476	17,383	15,503
Research and development	764	997	3,259	2,819
Stock-based compensation expense before tax	7,411	6,814	21,865	19,004
Income taxes	(1,927)	(1,772)	(5,685)	(4,941)
Stock-based compensation expense, net of income taxes	$5,484	$5,042	$16,180	$14,063

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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED APRIL 2, 2021
Net revenues to unaffiliated customers	$246,231	$10,482	$144	$—	$256,857
Inter-geographic revenues	51	734	—	(785)	—
Net revenues	$246,282	$11,216	$144	$(785)	$256,857
THIRD QUARTER ENDED MARCH 27, 2020
Net revenues to unaffiliated customers	$196,158	$11,408	$450	$—	$208,016
Inter-geographic revenues	389	754	—	(1,143)	—
Net revenues	$196,547	$12,162	$450	$(1,143)	$208,016
NINE MONTHS ENDED APRIL 2, 2021
Net revenues to unaffiliated customers	$639,851	$32,957	$346	$—	$673,154
Inter-geographic revenues	927	1,642	—	(2,569)	—
Net revenues	$640,778	$34,599	$346	$(2,569)	$673,154
NINE MONTHS ENDED MARCH 27, 2020
Net revenues to unaffiliated customers	$539,535	$37,569	$2,129	$—	$579,233
Inter-geographic revenues	2,015	2,222	—	(4,237)	—
Net revenues	$541,550	$39,791	$2,129	$(4,237)	$579,233

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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Domestic(1)	$217,255	$187,560	$577,093	$516,659
International/Foreign Military Sales(2)	39,602	20,456	96,061	62,574
Total Net Revenue	$256,857	$208,016	$673,154	$579,233
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
The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Radar(1)	$81,481	$78,113	$238,650	$164,360
Electronic Warfare(2)	25,782	37,488	91,342	109,684
Other Sensor & Effector(3)	25,252	26,279	72,352	80,681
Total Sensor & Effector	132,515	141,880	402,344	354,725
C4I(4)	107,144	47,351	219,284	154,140
Other(5)	17,198	18,785	51,526	70,368
Total Net Revenue	$256,857	$208,016	$673,154	$579,233
    (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
    (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
    (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
    (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
    (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Components(1)	$40,355	$56,786	$131,330	$170,515
Modules and Sub-assemblies(2)	21,749	25,805	74,208	90,569
Integrated Subsystems(3)	194,753	125,425	467,616	318,149
Total Net Revenue	$256,857	$208,016	$673,154	$579,233
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
The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Airborne(1)	$120,640	$110,728	$299,551	$303,186
Land(2)	54,394	26,130	149,949	66,572
Naval(3)	47,775	44,631	130,616	116,782
Other(4)	34,048	26,527	93,038	92,693
Total Net Revenues	$256,857	$208,016	$673,154	$579,233

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
April 2, 2021	$122,461	$5,876	$6	$—	$128,343
July 3, 2020	$82,588	$5,144	$5	$—	$87,737
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Raytheon Technologies	18%	17%	22%	15%
U.S. Navy	16%	*	*	*
Lockheed Martin Corporation	14%	17%	15%	17%
L3Harris Technologies	*	*	*	10%
	48%	34%	37%	42%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarters and nine months ended April 2, 2021 and March 27, 2020.
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
PURCHASE COMMITMENTS
As of April 2, 2021, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $145,019.
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
As of April 2, 2021, we had 2,359 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. Mercury is strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended April 2, 2021 were $256.9 million, $38.5 million, $15.6 million, $0.28, $0.64, and $54.8 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted EPS, and adjusted EBITDA for the nine months ended April 2, 2021 were $673.2 million, $47.5 million, $44.1 million, $0.80, $1.69, and $142.8 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
To protect the health, safety, and livelihoods of our employees, we took immediate action on several fronts, instituting a variety of new policies and programs including, but not limited to, additional sick leave for COVID-related circumstances, a work-from-home policy for all employees who can perform their duties remotely as well as increasing overtime pay for eligible employees. We also established a relief fund, with an initial $1 million budget, to assist eligible Mercury employees, including temporary agency employees, experiencing unexpected financial burdens as a result of the COVID crisis. The intent of the     Mercury COVID Relief Fund was to provide financial assistance to employees who may otherwise be unable to pay for basic necessities, unexpected care for immediate family members, or other urgent needs that promote their health and safety during the current COVID crisis.
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
We will continue to monitor the COVID pandemic and adapt our policies and programs as needed to protect the health, safety and livelihoods of our people.
RESULTS OF OPERATIONS:
Results of operations for the third quarter ended April 2, 2021 includes a full period of results from the acquisition of Physical Optics Corporation ("POC"). Results of operations for the nine months ended April 2, 2021 include only results from the acquisition date for POC which was acquired on December 30, 2020. Results of operations for the third quarter ended March 27, 2020 include full period results from the acquisition of American Panel Corporation ("APC"). Results of operations for the nine months ended March 27, 2020 include only results from the acquisition date for APC which was acquired on September 23, 2019. Accordingly, the periods presented below are not directly comparable.

The third quarter ended April 2, 2021 compared to the third quarter ended March 27, 2020
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	April 2, 2021	As a % of Total Net Revenue	March 27, 2020	As a % of Total Net Revenue
Net revenues	$256,857	100.0%	$208,016	100.0%
Cost of revenues	151,234	58.9	114,691	55.1
Gross margin	105,623	41.1	93,325	44.9
Operating expenses:
Selling, general and administrative	38,250	14.9	33,991	16.3
Research and development	30,218	11.8	24,967	12.0
Amortization of intangible assets	12,717	5.0	7,848	3.8
Restructuring and other charges	(4)	—	66	—
Acquisition costs and other related expenses	2,730	1.0	111	0.1
Total operating expenses	83,911	32.7	66,983	32.2
Income from operations	21,712	8.5	26,342	12.7
Interest income	34	—	458	0.2
Interest expense	(549)	(0.2)	(58)	—
Other (expense) income, net	(200)	(0.1)	2,186	1.0
Income before income taxes	20,997	8.2	28,928	13.9
Income tax provision	5,362	2.1	5,363	2.6
Net income	$15,635	6.1%	$23,565	11.3%
REVENUES
Total revenues increased $48.8 million, or 23.5%, to $256.9 million during the third quarter ended April 2, 2021, as compared to $208.0 million during the third quarter ended March 27, 2020, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to an additional $38.5 million and $10.3 million of acquired and organic revenues, respectively. These increases were driven by higher demand for integrated subsystems which increased $69.3 million or 55.3% which was partially offset by decreases in components and modules and sub-assemblies of $16.4 million and $4.1 million, respectively. The increase in total revenue was primarily from the C4I end application which increased $59.8 million and was partially offset by an $11.6 million decrease to electronic warfare ("EW"). The increase was across all platforms and, in particular, land which grew $28.3 million during the third quarter ended April 2, 2021. The largest program increases were related to a classified radar program, as well as the E2D Hawkeye, Abrams and CPS programs. There were no programs comprising 10% or more of our revenues for the third quarters ended April 2, 2021 or March 27, 2020. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 41.1% for the third quarter ended April 2, 2021, a decrease of 380 basis points from the 44.9% gross margin achieved during the third quarter ended March 27, 2020. The lower gross margin was primarily driven by the acquisition of POC which contributed to the increased Customer Funded Research and Development (“CRAD”) of $12.7 million in the quarter, as well as incremental COVID related expenses of $2.3 million and program mix. These gross margin decreases were partially offset by operational efficiencies and $0.6 million lower margin associated with fair value adjustments from purchase accounting for recent acquisitions. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.3 million, or 12.5%, to $38.3 million during the third quarter ended April 2, 2021, as compared to $34.0 million in the third quarter ended March 27, 2020. The increase was primarily related to the recent acquisition of POC of $4.3 million. Selling, general and administrative expenses decreased as a percentage of revenue to 14.9% for the third quarter ended April 2, 2021 from 16.3% for the third quarter ended March 27, 2020 due to improved operating leverage. The acquisition of POC resulted in a 66 basis point reduction in selling, general and administrative expenses as a percentage of revenue for the third quarter ended April 2, 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $5.2 million, or 21.0%, to $30.2 million during the third quarter ended April 2, 2021, as compared to $25.0 million during the third quarter ended March 27, 2020. The increase was primarily related to $4.3 million of additional employee related compensation from organic growth and the recent acquisition of POC. The increase during the third quarter ended April 2, 2021 was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and our trusted custom microelectronics business. Research and development expenses accounted for 11.8% and 12.0% of our revenues for the third quarters ended April 2, 2021 and March 27, 2020, respectively. The acquisition of POC resulted in a 140 basis point reduction in research and development expenses as a percentage of revenue for the third quarter ended April 2, 2021.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $4.9 million to $12.7 million during the third quarter ended April 2, 2021, as compared to $7.8 million to the third quarter ended March 27, 2020, due to the acquisition of POC.
RESTRUCTURING AND OTHER CHARGES
We did not incur restructuring and other charges during the third quarter ended April 2, 2021, as compared to $0.1 million during the third quarter ended March 27, 2020. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.7 million during the third quarter ended April 2, 2021, as compared to $0.1 million during the third quarter ended March 27, 2020. The acquisition costs and other related expenses during the third quarter ended April 2, 2021 were primarily related to costs associated with our continuous evaluation of potential acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to less than $0.1 million during the third quarter ended April 2, 2021, as compared to $0.5 million for the third quarter ended March 27, 2020. This was driven by lower cash on hand during the third quarter ended April 2, 2021, as compared to the prior year.

INTEREST EXPENSE
We incurred $0.5 million of interest expense during the third quarter ended April 2, 2021, related to the $160.0 million balance on our Revolver to facilitate the acquisition of POC during the second quarter ended January 1, 2021, compared to $0.1 million interest expense during the third quarter ended March 27, 2020.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased to $0.2 million of Other expense during the third quarter ended April 2, 2021, as compared to $2.2 million of Other income for the third quarter ended March 27, 2020. The third quarter ended April 2, 2021 includes net foreign currency translation gains of $0.7 million, which were partially offset by $0.6 million of financing costs and $0.3 million of litigation and settlement costs. The third quarter ended March 27, 2020 includes a $3.8 million gain on the sale of a cost-method investment, partially offset by foreign currency translation losses of $1.2 million.
INCOME TAXES
We recorded an income tax provision of $5.4 million and $5.4 million on income before income taxes of $21.0 million and $28.9 million for the third quarters ended April 2, 2021 and March 27, 2020, respectively.
During each of the third quarters ended April 2, 2021 and March 27, 2020, we recognized a discrete tax benefit of $0.2 million, related to excess tax benefits on stock-based compensation. We also recognized a discrete tax benefit of $1.0 million, net of a $0.3 million tax reserve, related to research and development credits and a $0.8 million discrete tax benefit from releasing a valuation allowance on a capital loss carryforward during the third quarter ended March 27, 2020.
The effective tax rate for the third quarter ended April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation, and state taxes.
The effective tax rate for the third quarter ended March 27, 2020 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).

Nine months ended April 2, 2021 compared to the nine months ended March 27, 2020
The following tables set forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	April 2, 2021	As a % of Total Net Revenue	March 27, 2020	As a % of Total Net Revenue
Net revenues	$673,154	100.0%	$579,233	100.0%
Cost of revenues	390,745	58.0	319,002	55.1
Gross margin	282,409	42.0	260,231	44.9
Operating expenses:
Selling, general and administrative	102,750	15.3	96,765	16.7
Research and development	85,763	12.7	71,497	12.3
Amortization of intangible assets	28,091	4.2	22,859	3.9
Restructuring and other charges	2,244	0.3	1,815	0.3
Acquisition costs and other related expenses	4,966	0.7	2,652	0.5
Total operating expenses	223,814	33.2	195,588	33.7
Income from operations	58,595	8.8	64,643	11.2
Interest income	166	—	1,957	0.3
Interest expense	(622)	(0.1)	(58)	—
Other (expense) income, net	(2,027)	(0.3)	401	0.1
Income before income taxes	56,112	8.4	66,943	11.6
Income tax provision	11,993	1.8	8,455	1.5
Net income	$44,119	6.6%	$58,488	10.1%
REVENUES
Total revenues increased $93.9 million, or 16.2%, to $673.2 million during the nine months ended April 2, 2021, as compared to $579.2 million during the nine months ended March 27, 2020. The increase in total revenue was primarily due to an additional $47.3 million and $46.6 million of organic and acquired revenues, respectively. These increases were driven by higher demand for integrated subsystems which increased $149.5 million or 47% which was partially offset by decreases in components and modules and sub-assemblies of $39.2 million and $16.4 million, respectively, during the nine months ended April 2, 2021. The increase in total revenue was primarily from the radar and C4I end applications which increased $74.3 million and $65.1 million and were partially offset by decreases of $18.8 million and $18.3 million from other end applications and EW, respectively. The increase was primarily across the land and naval platforms which grew $83.4 million and $13.8 million during the nine months ended April 2, 2021. The largest program increases were related to a classified radar program, as well as the LTAMDS, Patriot and Abrams programs. There were no programs comprising 10% or more of our revenues for the nine months ended April 2, 2021 or March 27, 2020. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 42.0% for the nine months ended April 2, 2021, a decrease of 290 basis points from the 44.9% gross margin achieved during the nine months ended March 27, 2020. The lower gross margin was primarily due to the acquisition of POC which contributed to the increase in CRAD of $17.5 million, as well as incremental COVID related expenses of $7.9 million and program mix. These gross margin decreases were partially offset by operational efficiencies and $1.2 million lower margin associated with fair value adjustments from purchase accounting for recent acquisitions.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.0 million, or 6.2%, to $102.8 million during the nine months ended April 2, 2021, as compared to $96.8 million during the nine months ended March 27, 2020. The increase was primarily related to $7.9 million of additional employee related compensation from organic growth and our recent acquisitions as well as incremental COVID related expenses of $0.8 million. Selling, general and administrative expenses as a percentage of revenues decreased to 15.3% for the nine months ended April 2, 2021 from 16.7% for the nine months ended March 27, 2020 due to improved operating leverage. The acquisition of POC resulted in a 20 basis point reduction in selling, general and administrative expenses as a percentage of revenue for the nine months ended April 2, 2021.

RESEARCH AND DEVELOPMENT
Research and development expenses increased $14.3 million, or 20.0%, to $85.8 million during the nine months ended April 2, 2021, as compared to $71.5 million during the nine months ended March 27, 2020. The increase was primarily related to $10.9 million of additional employee related compensation from organic growth and our recent acquisition of POC. The increase during the third quarter ended April 2, 2021 was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics missions computers, secure processing, radar modernization and our trusted custom microelectronics business. Research and development expenses accounted for 12.7% and 12.3% of our revenues for the nine months ended April 2, 2021 and March 27, 2020, respectively. The acquisition of POC resulted in a 60 basis point reduction in research and development expenses as a percentage of revenue for the nine months ended April 2, 2021.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $2.2 million during the nine months ended April 2, 2021, as compared to $1.8 million during the nine months ended March 27, 2020. Restructuring and other charges during the nine months ended April 2, 2021 primarily related to severance costs associated with the elimination of 42 positions, predominantly in the manufacturing, SG&A and R&D functions. These charges related to changing market and business conditions including talent shifts and resource redundancy resulting from the internal reorganization the Company completed in the first quarter. Restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $5.0 million during the nine months ended April 2, 2021, as compared to $2.7 million during the nine months ended March 27, 2020. The acquisition costs and other related expenses we incurred during the nine months ended April 2, 2021 were primarily related to our continuous evaluation of potential acquisition opportunities and the acquisition of POC which was completed on December 30, 2020 while those incurred during the nine months ended March 27, 2020 were related to the acquisition of APC as well as costs associated with our evaluation of potential acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to $0.2 million during the nine months ended April 2, 2021, as compared to $2.0 million during the nine months ended March 27, 2020. The decrease was driven by lower cash on hand during the nine months ended April 2, 2021 compared to the prior period.
INTEREST EXPENSE
We incurred $0.6 million of interest expense during the nine months ended April 2, 2021, related to the $160.0 million draw on our Revolver to facilitate the acquisition of POC, compared to less than $0.1 million of interest expense during the nine months ended March 27, 2020.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased to $2.0 million of Other expense during the nine months ended April 2, 2021 as compared to $0.4 million of Other Income for the nine months ended March 27, 2020. There were $2.3 million and $2.4 million of financial and registration fees, respectively, for the nine months ended April 2, 2021 and March 27, 2020. The nine months ended April 2, 2021 includes $0.8 million in litigation and settlement expenses and a $0.4 million loss on the sale of a cost-method investment which were partially offset by net foreign currency translation gains of $1.3 million. The nine months ended March 27, 2020 includes a $3.8 million gain on sale of a cost-method investment, partially offset by $0.8 million net foreign currency translation losses during the nine months ended March 27, 2020.
INCOME TAXES
We recorded an income tax provision of $12.0 million and $8.5 million on income before income taxes of $56.1 million and $66.9 million for the nine months ended April 2, 2021 and March 27, 2020, respectively.
During the nine months ended April 2, 2021 and March 27, 2020, we recognized a discrete tax benefit of $2.8 million and $6.6 million, respectively, related to excess tax benefits on stock-based compensation. We also recognized a discrete tax benefit of $1.0 million, net of a $0.3 million tax reserve, related to research and development credits and a $0.8 million discrete tax benefit from releasing a valuation allowance on a capital loss carryforward during the nine months ended March 27, 2020.

The effective tax rate for the nine months ended April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, excess tax benefits related to stock-based compensation, non-deductible compensation, and state taxes.
The effective tax rate for the nine months ended March 27, 2020 differed from the Federal statutory rate primarily due to Federal research and development credits, excess tax benefits related to stock-based compensation, a release of a valuation allowance on a capital loss carryforward, a modified territorial tax system and a minimum tax on certain foreign earnings, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the IRS.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in improvements to our facilities, continuous evaluation of potential acquisition opportunities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics. Our facilities improvements include buildouts in Andover, Massachusetts, Cypress, California and Hudson, New Hampshire, along with the ongoing expansion of our trusted custom microelectronics business during fiscal 2021.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of April 2, 2021, we had $160.0 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	April 2, 2021	March 27, 2020
Net cash provided by operating activities	$70,053	$86,458
Net cash used in investing activities	$(338,433)	$(123,980)
Net cash provided by financing activities	$163,133	$186,713
Net (decrease) increase in cash and cash equivalents	$(104,895)	$149,214
Cash and cash equivalents at end of period	$121,943	$407,146
Our cash, cash equivalents and restricted cash decreased by $104.9 million from July 3, 2020 to April 2, 2021, primarily as the result of $305.3 million used for the acquisition of POC and $34.7 million invested in purchases of property and equipment, partially offset by $160.0 million of borrowings on our Revolver to facilitate the acquisition of POC and $70.1 million provided by operating activities.
Operating Activities
During the nine months ended April 2, 2021, we generated $70.1 million in cash from operating activities, a decrease of $16.4 million, as compared to the nine months ended March 27, 2020. The decrease was primarily the result of higher inventory purchases resulting from an increase in demand, especially for larger, more complex integrated subsystems and the advanced purchases of inventory intended to mitigate disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic. In addition, the decrease was also attributable to lower comparable net income. These decreases were partially offset by higher sources of cash from deferred revenues and customer advances and prepaid income taxes as well as lower uses of cash from accounts receivable, unbilled receivables, and costs in excess of billings.
Investing Activities
During the nine months ended April 2, 2021, we invested $338.4 million, an increase of $214.5 million, as compared to the nine months ended March 27, 2020. The increase was driven by $305.3 million in cash used for the acquisition of POC and an additional $2.9 million invested in purchases of property and equipment, primarily related to our facilities, during the nine months ended April 2, 2021. We invested $96.5 million in the acquisition of APC which was partially offset by $4.3 million of proceeds from the sale of an investment during the nine months ended March 27, 2020.
Financing Activities
During the nine months ended April 2, 2021, we had $163.1 million in cash provided by financing activities, a decrease of $23.6 million as compared to the nine months ended March 27, 2020. During the nine months ended April 2, 2021, we borrowed $160.0 million on our Revolver to facilitate the acquisition of POC. During the nine months ended March 27, 2020, we had borrowings under the Revolver of $200.0 million, which was drawn to provide access to capital and flexibility in managing operations through the COVID pandemic. Our decrease of $15.6 million in cash used during the nine months ended April 2, 2021 for payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at April 2, 2021:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$145,019	$145,019	$—	$—	$—
Operating leases	99,242	12,279	24,636	20,986	41,341
	$244,261	$157,298	$24,636	$20,986	$41,341
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $145.0 million at April 2, 2021.
We have a liability at April 2, 2021 of $4.1 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net income	$15,635	$23,565	$44,119	$58,488
Other non-operating adjustments, net	(775)	(3,138)	(960)	(3,386)
Interest expense (income), net	515	(400)	456	(1,899)
Income tax provision	5,362	5,363	11,993	8,455
Depreciation	7,243	4,803	18,150	13,720
Amortization of intangible assets	12,717	7,848	28,091	22,859
Restructuring and other charges	(4)	66	2,244	1,815
Impairment of long-lived assets	—	—	—	—
Acquisition and financing costs	3,260	891	7,070	5,009
Fair value adjustments from purchase accounting	182	600	182	1,200
Litigation and settlement expense, net	312	174	750	629
COVID related expenses	2,745	397	8,373	397
Stock-based and other non-cash compensation expense	7,565	6,917	22,371	19,332
Adjusted EBITDA	$54,757	$47,086	$142,839	$126,619
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

The following tables reconcile net income and diluted earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	April 2, 2021		March 27, 2020
Net income and diluted earnings per share	$15,635	$0.28	$23,565	$0.43
Other non-operating adjustments, net	(775)		(3,138)
Amortization of intangible assets	12,717		7,848
Restructuring and other charges	(4)		66
Impairment of long-lived assets	—		—
Acquisition and financing costs	3,260		891
Fair value adjustments from purchase accounting	182		600
Litigation and settlement expense, net	312		174
COVID related expenses	2,745		397
Stock-based and other non-cash compensation expense	7,565		6,917
Impact to income taxes(1)	(6,187)		(4,048)
Adjusted income and adjusted earnings per share	$35,450	$0.64	$33,272	$0.60

Diluted weighted-average shares outstanding		55,526		55,127
(1) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Nine Months Ended
(In thousands, except per share data)	April 2, 2021		March 27, 2020
Net income and earnings per share	$44,119	$0.80	$58,488	$1.06
Other non-operating adjustments, net	(960)		(3,386)
Amortization of intangible assets	28,091		22,859
Restructuring and other charges	2,244		1,815
Impairment of long-lived assets	—		—
Acquisition and financing costs	7,070		5,009
Fair value adjustments from purchase accounting	182		1,200
Litigation and settlement expense, net	750		629
COVID related expenses	8,373		397
Stock-based and other non-cash compensation expense	22,371		19,332
Impact to income taxes(1)	(18,486)		(19,341)
Adjusted income and adjusted earnings per share	$93,754	$1.69	$87,002	$1.58

Diluted weighted-average shares outstanding		55,434		55,071
(1) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Cash provided by operating activities	$23,185	$30,082	$70,053	$86,458
Purchase of property and equipment	(9,955)	(10,869)	(34,708)	(31,788)
Free cash flow	$13,230	$19,213	$35,345	$54,670
Organic revenue and acquired revenue are non-GAAP measures for reporting the financial performance of our business. We believe this information provides investors with insight as to our ongoing business performance. Organic revenue represents total company revenue excluding net revenue from acquired companies for the first four full quarters since the entities’ acquisition date (which excludes intercompany transactions). Acquired revenue represents revenue from acquired companies for the first four full quarters since the entities' acquisition date (which excludes intercompany transactions). After the completion of four full fiscal quarters, acquired revenue is treated as organic for current and comparable historical periods.
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the third quarters and nine months ended April 2, 2021 and March 27, 2020, respectively:

(In thousands)	April 2, 2021	As a % of Total Net Revenue	March 27, 2020	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$218,365	85%	$208,016	100%	$10,349	5%
Acquired revenue	38,492	15%	—	—%	38,492	100%
Total revenues	$256,857	100%	$208,016	100%	$48,841	23%

(In thousands)	April 2, 2021	As a % of Total Net Revenue	March 27, 2020	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$625,609	93%	$578,290	100%	$47,319	8%
Acquired revenue	47,545	7%	943	—%	46,602	4,942%
Total revenues	$673,154	100%	$579,233	100%	$93,921	16%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 3, 2020 to April 2, 2021.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2021. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of integrating the recently acquired POC business into our overall internal control over financial reporting environment.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 11, 2021.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer