Form 10-K
period 2021-07-02
MERCURY SYSTEMS INC
filed 2021-08-17
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4.8 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on January 1, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2021: 56,234,113 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
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
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 are to the 52-week period from and July 1, 2018 to June 30, 2019. There have been no reclassifications of prior comparable periods due to this change.

ITEM 1.BUSINESS
Our Company
Mercury Systems, Inc. is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, we deliver products and solutions that enable a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. We envision, create and deliver innovative technology solutions that are open, purpose-built and uncompromised to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, in some cases, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech companies, coupled with our high level of research and development (“R&D”) investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from radio frequency (“RF”) to digital, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
Our capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, components, multi-function assemblies, subsystems and custom microelectronics. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
Our mission critical solutions are deployed by our customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”), electronic intelligence, avionics, electro-optical/infrared (“EO/IR”), electronic warfare, weapons and missile defense, hypersonics and radar.
Our consolidated revenues, acquired revenues, net income, diluted earnings per share (“EPS”), adjusted earnings per share (“adjusted EPS”) and adjusted EBITDA for fiscal 2021 were $924.0 million, $88.4 million, $62.0 million, $1.12, $2.42 and $201.9 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted EBITDA for fiscal 2020 were $796.6 million, $0.9 million, $85.7 million, $1.56, $2.30 and $176.2 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.

1MPACT
On August 3, 2021, Mercury announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve Mercury’s full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014, Mercury has completed 13 acquisitions, deploying $1.2 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, the Company has extracted substantial revenue and cost synergies from each of these individual acquisitions. Now, as Mercury approaches the milestone of $1 billion of revenue, management believes there is significant opportunity to realize further scale through consolidating and streamlining the Company’s organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT will be led by a new Chief Transformation Officer, and will focus on six major areas: organization efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; capital and asset efficiency; and scalable common processes and systems.
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
4.Continuously improve operational capability and scalability: We drive transformational and sustainable business improvement and value creation across the enterprise.
5.Attract and retain the right talent: We strive to continuously improve operational capability and scalability by attracting, retaining and engaging the right talent and supporting and promoting our culture and values.
Our strategies are built around our key strengths as a leading technology company serving the aerospace and defense industry. Our strategies include innovation and investment in scaling existing capabilities, as well as augmenting our capabilities through an acquisition strategy designed to focus on adjacent technologies. We believe our investment in R&D is more than double that of our competitors on a percentage basis. Our consistent strategies allow us to assist our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, stay on schedule and on budget, and ensure trust and security in the supply chain. As a result we have successfully penetrated strategic programs including Aegis, Patriot, Lower Tier Air & Missile Defense Sensor ("LTAMDS"), Surface Electronic Warfare Improvement Program (“SEWIP”), Gorgon Stare, Predator, F-35, Reaper, F-16 SABR, E2-D Hawkeye, Paveway, Filthy Buzzard, PGK, P-8, Advanced Integrated Defensive Electronic Warfare Suite (“AIDEWS”), Common Display System (“CDS”) and WIN-T.
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
Since July 2015, we have added substantial capabilities to our technology portfolio including: embedded security, with the acquisitions of Lewis Innovative Technologies Inc. (“LIT”), custom microelectronics, RF and microwave solutions, and embedded security, with the carve-out acquisition from Microsemi Corporation (the “Carve-Out Business”), The Athena Group, Inc. (“Athena”), Delta Microwave, LLC (“Delta”), Syntonic Microwave LLC (“Syntonic”), and Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek"); mission computing, safety-critical avionics and platform management, and large area display technology with the CES Creative Electronic Systems, S.A. (“CES”), Richland Technologies, L.L.C. (“RTL”), GECO Avionics, LLC (“GECO”), American Panel Corporation (“APC”) and Physical Optics Corporation ("POC") acquisitions; and rugged servers, computers and storage systems with the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC (“Germane”).
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
•Modules and Subassemblies. Modules and subassemblies include combinations of multiple functional technology elements and/or components that work together to perform multiple functions but are typically resident on or within a single board or housing. Modules and subassemblies may in turn be combined to form an integrated subsystem. Examples of modules and subassemblies include but are not limited to embedded processing modules, embedded processing boards, switch fabric boards, digital receiver boards, graphics and video processing and Ethernet and input/output boards, multi-chip modules, integrated radio frequency and microwave multi-function assemblies, tuners and transceivers.
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
By providing pre-integrated subsystems to our customers, we enable them to rapidly and cost-effectively port and adapt their applications to changing threats. This approach also saves our customers valuable time and expense, as their initial costs to integrate modules and components typically far exceed the costs of the individual product procurement. This benefit continues over time because we are continually investing R&D into our products. This allows us to provide our customers the latest technologies in our pre-integrated subsystems faster than they can typically do it themselves. We believe this is a better business and technology model to operate within, as it continues to provide value and benefits to us and our customers over time.
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
Mercury partners with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Intel® server-class processing products, Xilinx Field Programmable Gate Arrays (“FPGA”), as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core skills, the SWaP constraints that are encountered in connection with the high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key technology called Air Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology has been successfully customer tested allowing maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and electronic warfare capabilities in military platforms.

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
Commitment to Deliver Uncompromised
For Mercury, this means ensuring our products and solutions have not been and cannot be tampered with, and that what we deliver to our customers is not compromised at any point during the development lifecycle, from procurement to manufacturing. Our holistic approach to deliver uncompromised includes:
•vigorously mitigating potential insider threats;
•proactively protecting our IT infrastructure with strong cybersecurity defenses;
•effectively managing and assessing our suppliers’ controls; and
•judiciously controlling design information through the entire development process.

We are investing in digital transformation, insider trust, cybersecurity, supply chain management and trusted microelectronics, all integral to our commitment to being a leader in delivering uncompromised solutions to our customers.

Recent Acquisitions
Since 2011 we have successfully acquired 16 businesses, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. The 13 acquisitions completed since July 1, 2015 are shown below.

Name of Acquired Entities	Date of Acquisition
Lewis Innovative Technologies, Inc.	December 16, 2015
Microsemi Carve-Out Business	May 2, 2016
CES Creative Electronic Systems S.A.	November 3, 2016
Delta Microwave, LLC	April 3, 2017
Richland Technologies L.L.C.	July 3, 2017
Themis Computer	February 1, 2018
Germane Systems, LC	July 31, 2018
GECO Avionics, LLC	January 29, 2019
The Athena Group, Inc.	April 18, 2019
Syntonic Microwave LLC	April 18, 2019
American Panel Corporation	September 23, 2019
Physical Optics Corporation	December 30, 2020
Pentek	May 27, 2021
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed and manufactured secure sensor and safety-critical mission processing capabilities for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically C4I systems, sensor processing and electronic warfare systems; and commercial markets, which include commercial aerospace communications and other commercial computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business, Delta, Syntonic and Pentek further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES, RTL, GECO, APC, and POC acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the C2I rugged server business. Our organic investments as well as the acquisitions of LIT, the Carve-Out Business, and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, is helping to open more opportunities in international markets.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:
•The aerospace and defense electronics market is expected to grow in 2021 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of August 2021, the global aerospace and defense electronics market is estimated to be $129 billion in 2021, growing to $148 billion by 2025. Within this global market, RSA estimates that the U.S. defense electronics market will be approximately $72 billion in 2021, growing to $78 billion in 2025. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as electronic warfare, radar, EO/IR, and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimates the market for 2021 to be $6.7 billion for platform and mission management, $8.3 billion for C2I, and $8.9 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2021-2025 for these markets to be 6.6% for platform and mission management, 3.8% for C2I, and 3.3% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimates the market for 2021 to be $5.7 billion for electronic warfare, $5.8 billion for radar, $2.0 billion for EO/IR, $1.2 billion for acoustics, and $3.4 billion for weapons systems. RSA estimates the 2021-2025

CAGR for these markets to be 3.1% for electronic warfare, 2.9% for radar, 4.0% for EO/IR, 4.4% for acoustics, and 3.3% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, electronic warfare, guided missiles and precision munitions, and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to continue our above industry-average growth.
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
•Rogue nations’ missile programs and threats from peer nations are causing greater investment in advanced new radar, electronic warfare and ballistic missile defense capabilities. There are a number of new and emerging threats, such as peer nations developing stealth technologies, including stealth aircraft, new anti-ship ballistic missiles and a variety of other advanced missile capabilities. Additionally, U.S. armed forces require enhanced signals intelligence and jamming capabilities. In response to these emerging threats, we have participated in key DoD programs, including Aegis, Patriot, SEWIP, LTAMDS, F-22 Raptor, F-35 Joint Strike Fighter and upgrade programs for the F-15, F-16, V-22 and F/A-18.
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
•Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2021 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury is approximately $24 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the Tier 2 embedded computing and RF market in 2021 is estimated by RSA to be $42 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a merchant supplier of commercial technologies to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale, and stability in addition to the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers. These factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.
•DoD security and program protection requirements are creating new opportunities for domestic sourcing and our advanced secure processing capabilities. The U.S. government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing and support of such capabilities, making it more difficult to protect against embedded vulnerabilities, tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of technologies ranging from advanced secure processing subsystems to miniaturized custom microelectronics devices and capabilities for other on board critical computing applications designed, developed, manufactured and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not become more widely available, which further enhances our market opportunity.
•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In June 2020, DoD elevated microelectronics to its number one technology priority. This decision was based primarily on the proliferation and advances in commercial silicon but also the realization that DoD needs to be able to access these technologies in a trusted, secure and domestic manner. We believe Mercury is the leading provider of commercially-developed silicon purpose-built for the specific requirements of aerospace & defense. This capability began with our 2016 acquisition of the Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging, most notably our announced $15 million capital investment in fiscal year 2020 to expand our trusted custom microelectronics business in Phoenix, Arizona, to bring cutting-edge commercial silicon to the DoD. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
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
•Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, electronic warfare, and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, LTAMDS, Patriot missile, SEWIP and Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our recent acquisitions allow us to participate in a broader array of programs, many with key strategic customers of ours.
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
As more commercial technology companies move the design, development, manufacturing and support of their technologies offshore, the DoD is looking to domestic technology providers to develop a sustainable, U.S.-based trusted supply chain. Over several years we have been building out our capacity for domestic manufacturing through our Advanced Microelectronics Centers (“AMCs”). These facilities provide significant scale and capacity for our defense prime customers, who have been increasingly willing to outsource to partners with the scale needed to meet large program production requirements. In addition, our Phoenix, Arizona AMC is a Defense Microelectronics Activity (“DMEA”)-certified, trusted manufacturing facility, which represents a significant competitive advantage. Our Phoenix AMC also includes a surface mount technology manufacturing capability which we refer to as our U.S. Manufacturing Operations (“USMO”).
•We provide advanced, integrated security features for our products and subsystems, addressing an increasingly prevalent requirement for DoD program security. We offer secure processing expertise that is built-in to our pre-integrated subsystems. By doing this we are able to provide secure building blocks that allow our customers to also incorporate their own security capabilities. This assists our customers in ensuring program protection as they deploy critical platforms and programs, all in support of DoD missions. The acquisition of the Carve-Out Business brought us new security technologies and also allowed us to provide enhanced security capabilities in areas such as memory and storage devices. Our acquisitions of the Carve-Out Business, LIT and Athena also added to our portfolio of sophisticated firmware and software specifically designed to secure microelectronic devices that can be leveraged across our product portfolio.
•We are pioneering a next generation business model. The DoD and the defense industrial base is currently undergoing a major transformation. Domestic political and budget uncertainty, geopolitical instability and evolving global threats have become constants. The defense budget remains under pressure and R&D and technology spending are often in budgetary competition with the increasing costs of military personnel requirements, health care costs and other important elements within the DoD and the Federal budget generally. Finally, defense acquisition reform calls for the continued drive for innovation and competition within the defense industrial base, while also driving down acquisition costs. Our approach is built around a few key pillars:
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
•Security and program protection are now critical considerations for both program modernizations as well as for new program deployment. We are now in our fourth generation of building secure embedded processing solutions.
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

•We have invested in advanced, domestic design and manufacturing capabilities. Over the past several years we have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern AMCs as well as the establishment of our USMO in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable and redundant tools and equipment to promote quality, efficiency, throughput and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama and Phoenix, Arizona are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our USMO is built around scalable, repeatable, secure, affordable and predictable manufacturing. The USMO is a DMEA certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
•Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin Corporation, Northrop Grumman Corporation, and Raytheon Technologies. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.
•Proven Management Team. Our senior management team has developed a long-term compelling strategy for the aerospace and defense markets. Our senior management team has a history of identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing and closing transactions and then integrating the acquired business resulting in the creation of synergies and enhanced overall returns. Having completed these critical steps with a senior management team with significant experience in growing, scaling and acquiring businesses, we believe that we have demonstrated our operational capabilities and we are well-positioned to continue growing and scaling our business.
•Leading M&A Origination and Execution Capability. We have a strong track-record of identifying and executing strategic acquisitions. Since July 1, 2015 we have acquired 13 businesses, which are strategically aligned with Mercury, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. We have established an internal team that brings decades of experience across more than 100 transactions. We have developed internal processes to identify and source strategic acquisitions on a proprietary basis and negotiated directly with owners on a number of acquisitions. In addition, we have developed relationships with a number of investment banks and other sell-side advisors, as well as a reputation as a preferred acquirer, which allow us access to targeted or widely-marketed M&A processes. Our internal capabilities include financial, legal and other transaction diligence, deal valuation and deal negotiations. Where appropriate, we leverage third party advisors to supplement our internal diligence. We have a proven ability to execute numerous transactions simultaneously effectively and efficiently.
•Proven M&A Integration Capability. We have developed the internal processes and capability to integrate acquired businesses to deliver value through revenue and cost synergies. We leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.
Competition
We operate in a highly competitive marketplace characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs and evolving industry standards and requirements coming from our customers or the DoD. Competition typically occurs at the design stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches. We work with defense prime contractors as well as directly with the DoD. We help drive subsystem development and deployment in both classified and unclassified environments.

The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements and a track record of successfully supporting many high profile programs in the defense market. There are competitors in the different market segments and application types in which we participate. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our long standing subsystem expertise to provide this value to our customers.
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Expenditures for research and development amounted to $113.5 million, $98.5 million and $68.9 million in fiscal years 2021, 2020 and 2019, respectively. As of July 2, 2021, we had 791 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display system and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona AMC manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix, Arizona facility also contains our USMO, which is an IPC1791 and DMEA-certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging and test. Our Oxnard, California facility manufactures radio frequency and microwave products in an AS9100 quality system-certified facility. Our Cypress, California, West Lafayette, Indiana, Huntsville, Alabama and Mesa, Arizona facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Chantilly, Virginia facility is an IPC1791 and AS9100 quality systems-certified facility. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Hudson, New Hampshire facility is also IPC1791 certified. Our Geneva, Switzerland facility, the headquarters of Mercury's European operations, provides electronic design and manufacturing, maintenance and support services and is AS9001 and EASA Part 145 quality systems-certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
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
The Hudson, New Hampshire, West Caldwell, New Jersey, and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and subsystems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our Alpharetta, Georgia facility offers active matrix liquid crystal display systems which enhances the highly sophisticated man/machine interface. Our recent acquisition of POC in Torrance, CA is an AS9100 facility that offers Avionics Safety-Certifiable subsystems.
Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources. Prior to the global COVID-19 pandemic, we launched efforts to increase our spend under long-term procurement agreements. This has proven very beneficial during the severe supply constraints we have faced, which have driven significant price increases across the industry. We have generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs.
We also design, develop and manufacture DRFM units for a variety of modern electronic warfare applications, as well as radar environment simulation and test systems for defense and intelligence applications. We develop high performance signals intelligence payloads and EO/IR technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time wide area motion imagery.
Intellectual Property and Proprietary Rights
As of July 2, 2021, we held 90 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
We also rely on a combination of trade secret, copyright and trademark laws, as well as contractual agreements, to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our key customers and vendors.
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
Backlog
As of July 2, 2021, we had a backlog of orders aggregating approximately $909.6 million, of which $530.0 million is expected to be delivered within the next twelve months. As of July 3, 2020, backlog was approximately $831.1 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.

Employees
At July 2, 2021, we employed a total of 2,384 people excluding contractors, including 791 in research and development, 135 in sales and marketing, 891 in manufacturing and customer support and 567 in general and administrative functions. We have 141 employees located in Europe, six located in Canada, and one located in Japan, and 2,236 located in the United States. We do not have any employees represented by a labor organization, and we believe that our relations with our employees are good. We also use contractors on an as-needed basis.
Human Capital
At Mercury, our people are at the center of everything we do in driving Innovation That Matters® for our customers. We recognize that Mercury will succeed only if our employees are engaged, given an opportunity to develop and provided with a safe workplace that values diverse perspectives. Our Board of Directors provides oversight of our people practices, including regularly reviewing workforce metrics, including the metrics described below. Additional data related to these metrics can be found on our website at www.mrcy.com under the Company – Environmental, Social and Governance tab (our “Website”).

•Employee Overview: As of July 2, 2021, we had 2,384 employees around the globe. Our primary operations are in the U.S. with 2,175 employees and we operate offices in 11 states. Mercury also has operations in Europe, Asia and Canada. No employees are covered by any collective bargaining or similar agreements.

•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. Our investment in our employees extends to our workplaces. Over the last fiscal year, Mercury’s Phoenix, Arizona, facility, our largest manufacturing facility, was recognized as Medium Manufacturer of the Year by the Arizona Manufacturers Council for its accomplishments in championing innovation, excellence, sustainability and leadership in the manufacturing sector. We also encourage employees to give back to our communities. During the pandemic, Mercury and its employees contributed over $100,000 to a fund used to thank healthcare workers in our communities with gift cards. The Boston Globe also ranked Mercury for 2020 one of the Top Places to Work in Massachusetts, where we are headquartered with over 300 employees as of July 2, 2021.

Mercury regularly seeks employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team. Participation in our most recent employee engagement survey in April 2021 remained strong at 85%.

•Training and Development: Life-long learning is encouraged at Mercury through our offering of LinkedIn Learning, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists, with our internship and co-op programs, as well as through our new partnership with Udacity which fosters upskilling in the areas of AI, machine learning and data science. Mercury also has formal leadership development programs for high-potential employees: Leadership Edge (director and above); Mercury Managers Matter (for manger-level employees); and Managing at Mercury (supervisors, team leaders and new managers).

•Pay and Benefits: The Company seeks competitiveness and fairness in total compensation with reference to peer comparisons and internal equity. Mercury also offers a variety of well-being programs to support our employees and their families with healthy living. These programs include paid time off, paid parental leave, health insurance coverage, company contributions to retirement savings and employee assistance and work-life programs. In addition, Mercury offers employees less traditional benefits to support employee well-being such as access to fitness and meditation apps, as well as an online platform through which employees participate in health living challenges and earn financial rewards.

•Health and Safety: On our Website, we disclose quality and safety information, including OSHA injury data. Over the last fiscal year, Mercury expended $9.9 million for COVID testing, sick pay and other efforts to keep our employees and their families, as well as our facilities, safe during the global pandemic. Mercury also established a $1 million relief fund, which was fully utilized, for employees to access during the pandemic for family needs (e.g., acquiring personal protective equipment) and hardships. Our CEO was also recognized by Glassdoor as the top rated CEO in the U.S. for his leadership during the pandemic.

•Diversity, Equity & Inclusion: Our Website discloses detailed workplace data surrounding our gender diversity, racial/ethnic diversity and turnover data. As of July 2, 2021, women and racially/ethnically diverse employees represented 30% and 42%, respectively, of Mercury’s workforce. Development of a diverse talent pipeline is a business imperative at Mercury and critical to our ability to drive innovation and improve long-term results. We have established relationships with job networks and educational institutions to proactively attract a diverse pool of talent. Our employees are afforded opportunities to cultivate diversity, equity and inclusion both within Mercury and our industry. For example, Mercury sponsors, and our leaders participate in, the annual Simmons Women’s Leadership Conference which has the goal of preparing the next generation of female leaders and furthering equality in the workplace. Mercury has also conducted gender pay equity assessments and made adjustments to women’s pay levels, as appropriate, as a result of such assessments.
Customers
Lockheed Martin Corporation and Raytheon Technologies comprised an aggregate of 34%, 32% and 37% of our revenues in each of the fiscal years 2021, 2020 and 2019, respectively. The United States Navy comprised 12% of our revenues in fiscal year 2021. While sales to each of these customers comprise 10% or more of our annual revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2021, 2020 and 2019, we had no single program that represented 10% or more of our revenues.
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
ITEM 1A.    RISK FACTORS:
Risks Related to Business Operations and Our Industry
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 98% of our total net revenues in fiscal 2021 and 95% in each of fiscal 2020 and 2019. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2022 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities toward non-defense budget items could adversely impact our revenues and increase uncertainty in our business and financial planning.
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
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2021, Raytheon Technologies accounted for 19% of our total net revenues, Lockheed Martin Corporation accounted for 15% of our total net revenues, and the US Navy accounted for 12% of our total net revenues. In fiscal 2020, both Lockheed Martin Corporation and Raytheon Technologies accounted for 16% of our total net revenues. In fiscal 2019, Raytheon Technologies accounted for 20% of our total net revenues and Lockheed Martin Corporation accounted for 17% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe the SEWIP, Filthy Buzzard, F-35 and LTAMDS programs as well as a classified radar program could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities. The emergence of commodity-type products as acceptable substitutes for certain of our products may cause customers to delay purchases or seek alternative solutions.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, and evolving industry standards. Competitors may be able to offer more attractive pricing, develop products with performance features that are superior to our products, or offer higher quality or superior on time delivery, resulting in reduced demand for our products. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. Perceptions of Mercury as a high-cost provider could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.

Our products are often designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Commercial server manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.
Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.
We compete in highly competitive industries, and our customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, on time delivery, and support services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, Inc., Intel Corporation and Microsemi for Field Programmable Gate Arrays (“FPGA”), on NXP Semiconductor for Application-Specific Integrated Circuits (“ASICs”), Intel Corporation and NXP Semiconductor for processors, Micron Technology, Inc. for specific memory products and in general any sole-source microelectronics suppliers. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. If these or other component suppliers, some of which are small companies, experienced financial difficulties or other problems that prevented them from supplying us with the necessary components on a timely basis, we could experience a loss of revenues due to our inability to fulfill orders. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. There can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors. In addition, our industry, along with many others, is facing a significant shortage of semiconductors. We are experiencing various levels of semiconductor impact. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule.
We may not be able to effectively manage our relationships with contract manufacturers.
We may not be able to effectively manage our relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. We rely on contract manufacturers to build hardware sub-assemblies for certain of our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to contract manufacturers several months prior to scheduled delivery of our products to customers. If we overestimate requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact our earnings. If we underestimate requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. Contract manufacturers also build products for other companies, and they may not have sufficient quantities of inventory available or sufficient internal resources to fill our orders on a timely basis or at all.

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
We market and sell products in international markets, have sales offices and subsidiaries in the United Kingdom, Japan, and France and we have manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain and Canada. Revenues from international operations accounted for 5%, 7%, and 8%, of our total net revenues in fiscal 2021, 2020, and 2019, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
•changes in applicable laws and regulatory requirements;
•export and import restrictions, including export controls relating to technology and sanctioned parties;
•tariffs and other trade barriers;
•less favorable intellectual property laws;
•difficulties in staffing and managing foreign operations;
•longer payment cycles;
•problems in collecting accounts receivable;
•adverse economic conditions in foreign markets;
•political instability;
•fluctuations in currency exchange rates, which may lead to lower operating margins, or may cause us to raise prices which could result in reduced revenues;
•expatriation controls; and
•potential adverse tax consequences.
There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business and results of operations.
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at July 2, 2021. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of July 2, 2021, we had a liability of $9.8 million in Other non-current liabilities representing the net under-funded status of the Plan.
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
Our future success will depend in part on our ability to enhance current products and to develop new products on a timely and cost-effective basis to respond to technological developments and changing customer needs. Defense customers demand frequent technological improvements as a means of gaining military advantage. Military planners have historically funded significantly more design projects than actual deployments of new equipment, and those systems that are deployed tend to contain the components of the subcontractors selected to participate in the design process. In order to participate in the design of new defense electronics systems, we must demonstrate the ability to deliver superior technological performance on a timely and cost-effective basis. There can be no assurance that we will secure an adequate number of design wins in the future, that the equipment in which our products are intended to function will eventually be deployed in the field, or that our products will be included in such equipment if it eventually is deployed.
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
Our business is characterized by the need for continued investment in R&D. If we fail to invest sufficiently in R&D, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our R&D efforts fail to result in new products or if revenues fall below expectations. As a result of our commitment to invest in R&D, spending levels of R&D expenses as a percentage of revenues may fluctuate in the future. In addition, defense prime contractors could increase their requirement for subcontractors, like us, to increase their share in the R&D costs for new programs and design wins.
Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance.
While our revenues are generated through the sale of products and services across more than 300 programs with no single program contributing more than 10% of our annual revenues, we have experienced fluctuations in operating results due to shifts in timing or quantities across certain of our larger programs. Customers specify delivery date requirements that coincide with their need for our products and services on the programs in which we participate. Because these customers may use our products and services in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer or on that program. As such, we cannot always accurately plan our manufacturing, inventory, and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
High quarterly book-ship ratios pressure our inventory and cash flow management, necessitating increased inventory balances to ensure quarterly revenue attainment. Increased inventory balances tie up additional capital, limiting our operational flexibility. Some of our customers may have become conditioned to wait until the end of a quarter to place orders in the expectation of receiving a discount. Customers conditioned to seek quarter-end discounts increase risk and uncertainty in our financial forecasting and decrease our margins and profitability.
Our quarterly results may be subject to fluctuations resulting from other factors, including:
•delays in completion of internal product development projects;
•delays in shipping hardware and software;
•delays in acceptance testing by customers;
•a change in the mix of products sold;
•changes in customer or program order patterns;
•production delays due to quality problems;
•inability to scale quick reaction capability products due to low product volume;

•shortages and costs of components;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in estimates of completion on fixed price engagements.
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
We rely on the significant experience and specialized expertise of our senior management, engineering, and operational staff and must retain and attract qualified and highly skilled personnel to grow our business successfully.
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers and operational staff, many of whom have numerous years of experience, specialized expertise in our industry, and security clearances required for certain defense projects. If we are not successful in hiring and retaining such employees, we may not be able to extend or maintain our engineering and operational expertise, and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially individuals with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough staff to implement our growth strategy. Like our defense prime contractor customers, we face the potential for knowledge drain due to the impending retirement of the older members of our engineering and operations workforce in the coming years.
If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our facilities, and the proper functioning of our network, telecommunication, and other business systems and operations. As we grow our operations, the potential for natural or man-made disasters, political, economic, or infrastructure instabilities, or other country- or region-specific business continuity risks increases.
Risks Related to Our Growth Strategy, Our 1MPACT Value Creation Plan, and M&A
Implementation of our growth strategy and 1MPACT value creation plan may not be successful, which could affect our ability to increase revenues and profits.
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
•our ability to increase our market visibility and penetration with prime defense contractors, government agencies, and government funded laboratories;

•the quality of our new products;
•our ability to respond rapidly to technological changes;
•our ability to increase our in-house manufacturing capacity and utilization as well as our ability to deliver on schedule and on budget; and
•our ability to successfully integrate acquisitions and achieve revenue and cost synergies and economies of scale.
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability, and/or customer support organizations.
Our 1MPACT value creation plan is designed to enable us to achieve our full growth and value creation potential, both organically and through M&A, to position us to scale beyond our cumulative acquisitions over recent years. 1MPACT includes streamlining procurement and our supply chain, increasing the efficiency and effectiveness of R&D and manufacturing operations, and further scaling through common processes and systems. Our ability to enhance value through 1MPACT is subject to risks including: anticipated benefits not being realized or not at the levels anticipated; that implementation will be materially delayed or will be more difficult than expected; challenges of hiring and retaining key employees to drive the value creation plan; and initiatives being more expensive to complete than anticipated, including as a result of unexpected factors or events. In addition, there is a risk that 1MPACT will divert management’s attention from ongoing organic business operations and M&A opportunities.
Acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we expect to continue to explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. While we expect our acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The integration process may be complex, costly, and time consuming. Acquisitions may pose risks to our business, including:
•problems and increased costs in connection with the integration of the personnel, operations, technologies, or products of the acquired businesses;
•layering of integration activity due to multiple overlapping acquisitions;
•unanticipated issues, expenses, charges, or liabilities related to the acquisitions;
•failure to implement our business plan for the combined business or to achieve anticipated increases in revenues and profitability;
•diversion of management’s attention from our organic business;
•adverse effects on business relationships with suppliers and customers, including the failure to retain key customers;
•acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;
•failure to rationalize supply chain, manufacturing capacity, locations, logistics, and operating models to achieve anticipated economies of scale, or disruptions to supply chain, manufacturing, or product design operations during the combination of facilities;
•failure to rationalize business, information, and communication systems and to expand the IT infrastructure and security protocols throughout the enterprise;
•volatility associated with accounting for earn-outs in a given transaction;
•entering markets in which we have no, or limited, prior experience;
•environmental liabilities at current or previous sites of the acquired business;
•poor compliance programs pre-acquisition at acquired companies, which may lead to liabilities for violations, or impact the business acquired when placed under our compliance programs;
•unanticipated changes in applicable laws or regulations;
•potential loss of key employees;
•the impact of any assume legal proceedings; and
•adverse effects on our internal control over financial reporting before the acquiree's complete integration into our control environment.

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
We may not be able to maintain the levels of revenue, earnings, or operating efficiency that we and our prior acquisitions had achieved or might achieve separately. You should not place undue reliance on any anticipated synergies. In addition, our competitors could try to emulate our acquisition strategy, leading to greater competition for acquisition targets which could lead to larger competitors if they succeed in emulating our strategy,
We may incur substantial indebtedness.
On September 28, 2018, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of July 2, 2021, we had $200.0 million of outstanding borrowings on the Revolver. The Revolver accrues interest, at our option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
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
Increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. Assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates. We may also incur costs related to interest rate hedges, including the termination of any such hedges,

We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At July 2, 2021, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $804.9 million and $307.6 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
Risks Related to Legal, Regulatory and Compliance Matters
We face risks and uncertainties associated with defense-related contracts
Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•Our contracts with the U.S. and foreign governments and their defense prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally only entitle us to recover costs incurred, settlement expenses, and profit on work completed prior to termination.
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. We may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin. Requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long-term revenues.
•Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us.
•Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. When we contract with the U.S. government, we must comply with these laws and regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between us and the U.S. government.
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

•The U.S. government or a defense prime contractor customer could require us to enter into cost reimbursable contracts that could offset our cost efficiency initiatives.
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
•We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Most of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance to access sensitive information necessary to the performance of our work on certain U.S. government contracts and subcontracts. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
•We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to capture new design wins on defense programs with higher level security requirements. In addition, we may need to invest in additional secure laboratory space to integrate efficiently subsystem level solutions and maintain quality assurance on current and future programs.

If we are unable to continue to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which would harm our ability to generate revenue.
We must comply with U.S. laws regulating the export of our products and technology. In addition, we are required to obtain a license from the U.S. government to export certain of our products and technical data as well as to provide technical services to foreign persons related to such products and technical data. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. government for international sales or domestic sales to foreign persons including transfers of technical data or the provision of technical services. Likewise, our international operations are subject to the export laws of the countries in which they conduct business. Moreover, the export regimes and the governing policies applicable to our business are subject to change. If we cannot obtain required government approvals under applicable regulations in a timely manner or at all, we could be delayed or prevented from selling our products in certain jurisdictions, which could adversely affect our business and financial results. For example, If the US government continues to expand the scope of regulations intended to address civil-military fusion in China, certain commercial technologies which have historically been exportable to Hong Kong and China may be prohibited.

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

Risks Related to Information Technology and Intellectual Property

We may need to invest in new information technology systems and infrastructure to scale our operations.
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions as well as organic growth. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.

If we suffer ransomware breaches, data breaches, or phishing diversions involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
Our business is subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. We are also targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoD contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.

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
We may become subject to claims that we infringe the intellectual property rights of others. We cannot assure you that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Risks Related to the COVID-19 Pandemic

We face various risks related to health pandemics such as COVID-19.
We face adverse effects related to the COVID-19 pandemic, including disruptions in our supply chain, limitations on our operations, and increased costs for health and safety measures. We expect the COVID-19 pandemic to adversely affect our operations and financial position if significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions. To-date, our operations and production activities in the U.S. and globally have remained operational during the COVID-19 pandemic. Our facilities are considered essential activities and have been exempt from closure directives. However, our manufacturing sites are subject to various local and national directives curtailing operations, requiring work from home and social distancing which otherwise could impact the efficiency of our operations. Such directives could change at any time. We continue to monitor the situation, assessing possible implications on our operations, supply chain, liquidity, and cash flow, and will continue taking actions to mitigate adverse consequences.

Risks Related to Our Common Stock

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

The market price of our common stock may decline because of our M&A activity.
The market price of our common stock may decline as a result of our merger and acquisition activity if, among other things, we are unable to achieve the expected growth in revenue and earnings, or if the operational cost savings estimates in connection with the integration of acquired businesses are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The following table sets forth our significant properties as of July 2, 2021:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2031
Hudson, NH	121,553	Leased, expiring 2030
Torrance, CA	85,125	Leased, expiring 2029
Oxnard, CA	72,673	Leased, expiring 2025
Fremont, CA	53,713	Leased, expiring 2023
Torrance, CA	49,250	Leased, expiring 2025
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2029
Torrance, CA	36,220	Leased, expiring 2025
Alpharetta, GA	35,005	Leased, expiring 2028
Mesa, AZ	34,320	Leased, expiring 2022
Chantilly, VA	32,789	Leased, expiring 2025
Geneva, CH	27,287	Leased, expiring 2027
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2021 and 2022. In addition, we lease a number of smaller offices around the world primarily for sales. See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA product shipment occurring prior to termination. We responded to the complaint on July 28, 2021. We believe the claims in the complaint are without merit and we intend to defend ourselves vigorously.
ITEM 4.MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 4.1.INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed to office by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders or at other board meetings as appropriate, and hold office until the first board meeting following the next Annual Meeting of Shareholders and until a successor is chosen, subject to prior death, resignation or removal. Mr. Perry was appointed as an executive officer as of August 3, 2021. Mr. Thibaud, our Executive Vice President, Chief Operating Officer (COO), is retiring as COO effective as of August 26, 2021. Information regarding our executive officers as of the date of filing of this Annual Report on Form 10-K is presented below.
Mark Aslett, age 53, joined Mercury in 2007 and has served as the President and Chief Executive Officer and as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management, and President of Marconi Communications- North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.

Christopher C. Cambria, age 63, joined Mercury in 2016 as Senior Vice President, General Counsel, and Secretary and was appointed Executive Vice President, General Counsel, and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel, and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006, and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Brian E. Perry, age 54, joined Mercury in 2008 and has served as our Executive Vice President, President, Processing division since August 2021. He served as Senior Vice President of our Processing division starting in July 2020. Prior to that, he was President of our Mercury Defense Systems business unit starting in 2014 and Vice President and General Manager of our Services and Systems Integration group from 2011 to 2014. Prior to joining Mercury, Mr. Perry was the General Manager for Suntron Corporation’s Northeast Express and served in various roles with Lockheed Martin and General Electric Aircraft Engines.
Michael D. Ruppert, age 47, joined Mercury in 2014 as Senior Vice President, Strategy and Corporate Development and in 2017 was named Executive Vice President, Strategy and Corporate Development. In 2018, Mr. Ruppert was appointed the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, from 2013 to 2014, Mr. Ruppert was Co-Founder and Managing Partner of RS Partners, LLC, a boutique advisory firm focused on the aerospace & defense industries. Prior to that, he was a Managing Director at UBS Investment Bank where he led the defense investment banking practice from 2011 to 2013. Mr. Ruppert also held positions in the investment banking divisions at Lazard Freres & Co from 2008 to 2011 and at Lehman Brothers from 2000 to 2008.
Didier M.C. Thibaud, age 60, joined Mercury in 1995, and has served as our Executive Vice President, Chief Operating Officer since 2016. He served as the President of our Mercury Commercial Electronics business unit from 2012 to 2016 and the President of our Advanced Computing Solutions business unit from 2007 to 2012. Prior to that, he was Senior Vice President, Defense & Commercial Businesses from 2005 to 2007 and Vice President and General Manager, Imaging and Visualization Solutions Group, from 2000 to 2005 and served in various capacities in sales and marketing from 1995 to 2000.

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

	High	Low
2021 Fourth quarter	$79.28	$57.69
Third quarter	$85.49	$61.26
Second quarter	$88.06	$67.10
First quarter	$79.89	$66.65
2020 Fourth quarter	$92.80	$68.26
Third quarter	$86.47	$57.10
Second quarter	$81.17	$68.41
First quarter	$88.75	$68.31
As of July 31, 2021, we had 639 record shareholders and 44,888 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended July 2, 2021:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 3, 2020 - October 2, 2020	1	$74.74
October 3, 2020 - January 1, 2021	—	$—
January 2, 2021 - April 2, 2021	—	$—
April 3, 2021 - July 2, 2021	—	$—
Total	1
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Presented in thousands.
Share Repurchase Plans
During fiscal 2021, we had no active share repurchase programs.
Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 6.SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as the Company has elected to early adopt the change to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, we deliver products and solutions that enable a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. We envision, create and deliver innovative technology solutions that are open, purpose-built and uncompromised to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and OEM commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, in some cases, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech companies, coupled with our high level of R&D investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from RF to digital, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
Our capabilities, technology and R&D investment strategy combine to differentiate Mercury in our industry. Our technologies and capabilities include secure embedded processing modules and subsystems, mission computers, secure and rugged rack-mount servers, safety-critical avionics, components, multi-function assemblies, subsystems and custom microelectronics. We maintain our technological edge by investing in critical capabilities and IP in processing and RF, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as AI.

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
As of July 2, 2021, we had 2,384 employees. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS, and adjusted EBITDA for fiscal 2021 were $924.0 million, $88.4 million, $62.0 million, $1.12, $2.42 and $201.9 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted EBITDA for fiscal 2020 were $796.6 million, $0.9 million, $85.7 million, $1.56, $2.30 and $176.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
We continue to monitor the COVID pandemic and adapt our policies and programs as needed to protect the health, safety and livelihoods of our people. We remain focused on the four goals we established at the outset of the COVID crisis: to protect the health, safety, and livelihoods of our people; to mitigate or reduce operational and financial risks to the Company; to continue to deliver on our commitments to customers and shareholders; and to continue the mission-critical work Mercury does every day to support the ongoing security of our nation, our brave men and women in uniform, and the communities in which we all live.
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
In fiscal 2021, we incurred $9.9 million of direct COVID-related expenses related to these preventative measures as well as certain enhanced compensation programs for our employees.
1MPACT
On August 3, 2021, we announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of our value creation at scale. The goal of 1MPACT is to achieve our full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014, we have completed 13 acquisitions, deploying $1.2 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, we have extracted substantial revenue and cost synergies from these acquisitions. Now, as we approach the milestone of $1 billion of revenue, we believe there is significant opportunity to realize further scale through consolidating and streamlining our organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT will be led by a new Chief Transformation Officer, and will focus on six major areas: organization efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; capital and asset efficiency; and scalable common processes and systems.

BUSINESS DEVELOPMENTS:
FISCAL 2021
On May 27, 2021, we acquired Pentek for a purchase price of $65.0 million, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf ("COTS") software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and our existing revolving credit facility (the "Revolver").
On December 30, 2020, we acquired POC for a purchase price of $310.0 million, prior to net working capital and net debt adjustments. Based in Torrance, California, POC more than doubles our global avionics business and expands its collective footprint in the platform and mission management market. We funded the acquisition through a combination of cash on hand and our existing Revolver.
FISCAL 2020
During the third quarter ended March 27, 2020, we drew $200.0 million on our $750.0 million Revolver to provide access to capital and flexibility in managing operations during the COVID pandemic. We paid down the $200.0 million draw during our fourth quarter ended July 3, 2020 based on reduced turbulence in the capital markets.
On September 23, 2019, we acquired American Panel Corporation (“APC”) on a cash-free, debt-free basis for a total purchase price of $100.0 million, prior to net working capital and net debt adjustments. Based in Alpharetta, Georgia, APC is a leading innovator in large area display technology for the aerospace and defense market. APC's capabilities are deployed on a wide range of next-generation platforms. The acquisition was funded with cash on hand.
Effective July 1, 2019, our fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 is to the 52-week period from July 1, 2018 to June 30, 2019. There have been no reclassifications of prior comparable periods due to this change.
RESULTS OF OPERATIONS:
FISCAL 2021 VS. FISCAL 2020
Results of operations for fiscal 2021 include full period results from the acquisition of APC and only the results from acquisition date for POC and Pentek, which were acquired subsequent to fiscal 2020. Results of operations for fiscal 2020 include only results from the acquisition date for APC. Accordingly, the periods presented below are not directly comparable. The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7 of the Company's Form 10-K issued on August 18, 2020 for prior year discussion related to fiscal 2019.

The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	Fiscal 2021	As a % of Total Net Revenue	Fiscal 2020	As a % of Total Net Revenue
Net revenues	$923,996	100.0%	$796,610	100.0%
Cost of revenues	538,808	58.3	439,766	55.2
Gross margin	385,188	41.7	356,844	44.8
Operating expenses:
Selling, general and administrative	134,337	14.5	132,253	16.6
Research and development	113,481	12.3	98,485	12.4
Amortization of intangible assets	41,171	4.5	30,560	3.8
Restructuring and other charges	9,222	1.0	1,805	0.2
Acquisition costs and other related expenses	5,976	0.6	2,679	0.4
Total operating expenses	304,187	32.9	265,782	33.4
Income from operations	81,001	8.8	91,062	11.4
Interest income	179	—	2,151	0.3
Interest expense	(1,222)	(0.1)	(1,006)	(0.1)
Other (expense) income, net	(2,785)	(0.3)	1,726	0.2
Income before income taxes	77,173	8.4	93,933	11.8
Income tax provision	15,129	1.7	8,221	1.0
Net income	$62,044	6.7%	$85,712	10.8%
REVENUES
Total revenues increased $127.4 million, or 16.0%, to $924.0 million during fiscal 2021, as compared to $796.6 million during fiscal 2020 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full fiscal quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to $87.4 million and $40.0 million of additional acquired revenues and organic revenues, respectively. These increases were driven by higher demand for integrated subsystems and modules and sub-assemblies which increased $153.1 million or 35.0% and $25.4 million or 19.3%, respectively, partially offset by a decrease to components of $51.1 million or 22.5% during fiscal 2021. The increase in total revenue was primarily from the C4I and radar end applications which increased $101.0 million and $55.2 million, respectively, and were partially offset by decreases of $17.5 million and $7.1 million from EW and other sensor and effector end applications. The increase spanned the land, naval and airborne platforms which increased $79.6 million, $20.3 million and $19.3 million, respectively. The largest program increases were related to a classified radar program, LTAMDS, Abrams, CPS and E2D Hawkeye. Acquired revenue in fiscal 2021 represents activity from the POC and Pentek acquired businesses and one fiscal quarter from the APC acquired business. There were no programs comprising 10% or more of our revenues for fiscal 2021 and 2020. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 41.7% for fiscal 2021, a decrease of 310 basis points from the 44.8% gross margin achieved during fiscal 2020. The lower gross margin was primarily driven by the acquisition of POC which contributed to the increased Customer Funded Research and Development ("CRAD") of $28.6 million, program mix and incremental COVID related expenses of $7.2 million. These gross margin decreases were partially offset by $0.3 million gross margin benefit from fair value adjustments from purchase accounting in fiscal 2021, as compared to $1.8 million of gross margin impact from fair value adjustments from purchase accounting during fiscal 2020. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $2.0 million, or 1.5%, to $134.3 million during fiscal 2021 as compared to $132.3 million during fiscal 2020. The increase was primarily related to our POC, Pentek and the full period impact of APC driving incremental $7.4 million of expense, partially offset by tighter control over operating expenses including savings from restructuring activities during the period. Selling, general and administrative expenses decreased as a percentage of revenue to 14.5% during fiscal 2021 from 16.6% during fiscal 2020. The acquisitions of POC and Pentek resulted in a 30-basis point reduction in selling, general and administrative expenses as a percentage of revenue for fiscal 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $15.0 million, or 15.0%, to $113.5 million during fiscal 2021, as compared to $98.5 million for fiscal 2020. The increase was primarily related to our recent acquisitions of POC, Pentek and the full period impact of APC driving an incremental $3.9 million of expense. These increases were partially offset by increased CRAD of $28.6 million. Research and development expenses accounted for 12.3% and 12.4% of our revenues during fiscal 2021 and fiscal 2020, respectively. The acquisitions of POC and Pentek resulted in an 80-basis point reduction in research and development expenses as a percentage of revenue for fiscal 2021. The increase as a percentage of revenue, excluding acquisitions of POC and Pentek, was primarily driven by the continued investment in internal R&D to promote future growth, including new opportunities in avionics missions computers, secure processing, radar modernization and our trusted custom microelectronics business.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $10.6 million to $41.2 million during fiscal 2021, as compared to $30.6 million for fiscal 2020, primarily due to the acquisitions of POC and Pentek as well as the full year impact of amortization from the acquisition of APC.
RESTRUCTURING AND OTHER CHARGES
During 2021, the Company incurred $9.2 million of restructuring and other charges, as compared to $1.8 million in fiscal 2020. Restructuring and other charges of $4.8 million related to severance costs associated with the elimination of approximately 90 positions throughout the period, predominantly in manufacturing, SG&A and R&D. These charges are related to changing market and business conditions as well as talent shifts and resource redundancy resulting from our internal reorganization that was completed during fiscal 2021. The remaining $4.5 million of restructuring and other charges related to third-party consulting costs associated with 1MPACT, our value creation initiatives.
On August 2, 2021, we initiated a workforce reduction of approximately 90 employees based on changes in the business environment and to align with 1MPACT resulting in expected charges of $9.4 million in the fiscal quarter ending October 1, 2021. These charges include $5.8 million of employee separation costs and $3.6 million of third-party consulting costs.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $6.0 million during fiscal 2021, as compared to $2.7 million during fiscal 2020. The acquisition costs and other related expenses incurred during fiscal 2021 were related to the acquisitions of POC and Pentek, as well as costs associated with our evaluation of other acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to $0.2 million in fiscal 2021 from $2.2 million in fiscal 2020. This was driven by lower cash on hand and lower interest rates during fiscal 2021 as compared to fiscal 2020.
INTEREST EXPENSE
Interest expense for fiscal 2021 increased to $1.2 million, as compared to $1.0 million in fiscal 2020. We drew $160.0 million and $40.0 million during the second quarter and fourth quarters of fiscal 2021, respectively, on our Revolver to facilitate the acquisitions of POC and Pentek. We drew $200.0 million on the Revolver during the third quarter of fiscal 2020 to provide access to capital and flexibility in managing operations during the COVID pandemic, which was subsequently paid down during the fourth quarter of fiscal 2020.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net was $2.8 million of other expense, net during fiscal 2021, as compared to $1.7 million of other income, net in fiscal 2020. Both periods include $2.9 million of financing and registration fees. Fiscal 2021 includes net foreign currency translation gains of $1.2 million, which were partially offset by $0.6 million of litigation and settlement expenses and a $0.3 million loss on sale of investment. Fiscal 2020 included $6.4 million of other investment income partially offset by $0.6 million of litigation and settlement expenses and $0.7 million of net foreign currency translation losses.
INCOME TAXES
We recorded an income tax provision of $15.1 million and $8.2 million on income before income taxes of $77.2 million and $93.9 million for fiscal years 2021 and 2020, respectively. We recognized a discrete tax benefit of $2.8 million and $7.3 million related to excess tax benefits on stock-based compensation for fiscal years 2021 and 2020, respectively.
The effective tax rate for fiscal 2021 and 2020 differed from the Federal statutory rate of 21% primarily due to Federal and state research and development tax credits, excess tax benefits related to stock compensation, non-deductible compensation, and state taxes.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service. These changes could have a material impact on our future U.S. tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments, and restructuring and other expenses associated with our 1MPACT initiative. We plan to continue to invest in improvements to our facilities, continuous evaluation of potential acquisition opportunities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics. Our facilities improvements include buildouts in Andover, Massachusetts, and Hudson, New Hampshire, along with the ongoing expansion of our trusted custom microelectronics business during fiscal 2022.
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
We have an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, we have entered into an equity distribution agreement which allows us to sell an aggregate of up to $200.0 million of our common stock from time to time through our agents. The actual dollar amount and number of shares of common stock we sell pursuant to the equity distribution agreement will be dependent on, among other things, market conditions and our fund raising requirements. The agents may sell the common stock by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on Nasdaq, on any other existing trading market for the common stock or to or through a market maker. In addition, our common stock may be offered and sold by such other methods, including privately negotiated transactions, as we and the agents may agree. As of July 2, 2021, we have not sold any stock using our at the market offering feature.
Revolving Credit Facilities
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. We drew $160.0 million and $40.0 million during the second and fourth quarters of fiscal 2021, respectively, on the Revolver to facilitate the acquisitions of POC and Pentek. As of

July 2, 2021, we had $200.0 million of outstanding borrowings against the Revolver. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	July 2, 2021	July 3, 2020	June 30, 2019
Net cash provided by operating activities	$97,247	$115,184	$97,517
Net cash used in investing activities	$(416,887)	$(135,486)	$(153,774)
Net cash provided by (used in) financing activities	$206,229	$(10,932)	$247,765
Net (decrease) increase in cash and cash equivalents	$(112,999)	$(31,094)	$191,411
Cash and cash equivalents at end of year	$113,839	$226,838	$257,932
Our cash and cash equivalents decreased by $113.0 million during fiscal 2021 primarily as the result of investing activities including $372.8 million used in the acquisitions of POC and Pentek and $45.6 million invested in purchases of property and equipment. These decreases were partially offset by $200.0 million of borrowings on our Revolver to facilitate the acquisitions of POC and Pentek and $97.2 million provided by operating activities.
Operating Activities
During fiscal 2021, we generated $97.2 million in cash from operating activities, a decrease of $18.0 million, as compared to $115.2 million during fiscal 2020. The decrease in cash generated by operating activities was primarily the result of lower sources of cash from receivables, higher inventory purchases driven by an increase in demand, especially for larger, more complex integrated subsystems and the advanced purchase of inventory intended to mitigate disruptions to the supply chain or unforeseen changes in customer behavior resulting from the COVID pandemic. These decreases were partially offset by higher sources of cash from deferred revenues and customer advances, other non-current assets and income taxes payable.
Investing Activities
During fiscal 2021, we invested $416.9 million, an increase of $281.4 million, as compared to $135.5 million during fiscal 2020. The increase was primarily driven by $372.8 million used in the acquisitions of POC and Pentek, as well as an incremental $2.3 million invested in purchases of property and equipment during fiscal 2021. During fiscal 2020, we invested $96.5 million in the acquisition of APC, which was partially offset by $4.3 million of proceeds from the sale of an investment.
Financing Activities
During fiscal 2021, we had $206.2 million in cash provided by financing activities, as compared to $10.9 million used in financing activities during fiscal 2020. During fiscal 2021, we borrowed a total of $200.0 million on our Revolver to facilitate the acquisitions of POC and Pentek. During fiscal 2020, we drew and repaid $200.0 million on our Revolver to provide access to capital and flexibility in managing operations during the COVID pandemic. Fiscal 2021 had a decrease of $16.2 million in cash used for payments for the retirement of common stock due to a change in our incentive stock plan tax withholding method.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at July 2, 2021:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$100,030	$13,626	$25,134	$21,253	$40,017
Purchase obligations	147,591	147,591	—	—	—
	$247,621	$161,217	$25,134	$21,253	$40,017
See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $147.6 million at July 2, 2021.
We had a liability at July 2, 2021 of $7.5 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. Our liability increased by an additional $3.4 million primarily due to a tax position previously taken on a tax return of an acquired company during the fiscal year ended July 2, 2021. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees’ tax liabilities associated with vesting of a restricted stock award. These transactions would be treated as a use of cash in financing activities in our Consolidated Statements of Cash Flows.
On August 2, 2021, the Company initiated a workforce reduction of approximately 90 employees based on changes in the business environment and to align with 1MPACT, the Company’s value creation initiative, resulting in expected charges of $9.4 million in the fiscal quarter ending October 1, 2021. These charges include $5.8 million of employee separation costs and $3.6 million of third-party consulting costs. These costs will be classified as restructuring and other charges within the Company’s statement of operations and other comprehensive income for the fiscal quarter ending October 1, 2021.
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
RELATED PARTY TRANSACTIONS
During fiscal 2021 and 2020, we did not engage in any related party transactions.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	July 2, 2021	July 3, 2020	June 30, 2019
Net income	$62,044	$85,712	$46,775
Other non-operating adjustments, net	(724)	(5,636)	364
Interest expense (income), net	1,043	(1,145)	8,177
Income tax provision	15,129	8,221	12,752
Depreciation	25,912	18,770	18,478
Amortization of intangible assets	41,171	30,560	27,914
Restructuring and other charges(1)	9,222	1,805	560
Impairment of long-lived assets	—	—	—
Acquisition and financing costs	8,600	5,645	9,628
Fair value adjustments from purchase accounting(2)	(290)	1,801	713
Litigation and settlement expense, net	622	944	344
COVID related expenses	9,943	2,593	—
Stock-based and other non-cash compensation expense	29,224	26,972	19,621
Adjusted EBITDA	$201,896	$176,242	$145,326
(1) Restructuring and other charges for fiscal 2021 are related to changing market and business conditions including talent shifts and resource redundancy resulting from internal reorganization and organization structure evaluation the Company completed, as well as third party consulting costs. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2021 relate to various adjustments arising from the POC acquisition. Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization.
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

The following table reconcile net income and diluted earnings per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	July 2, 2021		July 3, 2020		June 30, 2019
Net income and diluted earnings per share	$62,044	$1.12	$85,712	$1.56	$46,775	$0.96
Other non-operating adjustments, net	(724)		(5,636)		364
Amortization of intangible assets	41,171		30,560		27,914
Restructuring and other charges(1)	9,222		1,805		560
Impairment of long-lived assets	—		—		—
Acquisition and financing costs	8,600		5,645		9,628
Fair value adjustments from purchase accounting(2)	(290)		1,801		713
Litigation and settlement expense, net	622		944		344
COVID related expenses	9,943		2,593		—
Stock-based and other non-cash compensation expense	29,224		26,972		19,621
Impact to income taxes(3)	(25,697)		(23,634)		(16,630)
Adjusted income and adjusted earnings per share	$134,115	$2.42	$126,762	$2.30	$89,289	$1.84

Diluted weighted-average shares outstanding		55,474		55,115		48,500
(1) Restructuring and other charges for fiscal 2021 are related to changing market and business conditions including talent shifts and resource redundancy resulting from internal reorganization and organization structure evaluation the Company completed, as well as third party consulting costs. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Fair value adjustments from purchase accounting for fiscal year 2021 relate to various adjustments arising from the POC acquisition. Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization. Fair value adjustments from purchase accounting for fiscal year 2019 relate to Germane and GECO inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	July 2, 2021	July 3, 2020	June 30, 2019
Cash provided by operating activities	$97,247	$115,184	$97,517
Purchase of property and equipment	(45,599)	(43,294)	(26,691)
Free cash flow	$51,648	$71,890	$70,826

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure:

(In thousands)	Fiscal 2021	As a % of Total Net Revenue	Fiscal 2020	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$835,620	90%	$795,667	100%	$39,953	5%
Acquired revenue(1)	88,376	10%	943	—%	87,433	9,272%
Total revenues	$923,996	100%	$796,610	100%	$127,386	16%
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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 58% and 73% of revenues for the fiscal years ended July 2, 2021 and July 3, 2020, respectively. Total revenue recognized under long-term contracts over time was 42% and 27% of revenues for the fiscal years ended July 2, 2021 and July 3, 2020, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These long-term contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) our performance creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of July 2, 2021, approximately $1.4 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
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
INVENTORY VALUATION
We value our inventory at the lower of cost (first-in, first-out) or its net realizable value. We write down inventory for excess and obsolescence based upon assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be higher or lower resulting in variations in on our gross margin.

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
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across three divisions: Processing, Microelectronics, and Mission. Accordingly, these were determined to be the Company's new reporting units.
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Processing, Microelectronics and Mission were 7.5%, 7.5%, and 7.8%, respectively. The annual testing indicated that the fair values of our Processing, Microelectronics and Mission reporting units significantly exceeded their carrying values, and thus no further testing was required.
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
•estimated step-ups for the overt-time contracts fixed assets, leasehold interests and inventory;
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $200.0 million of outstanding borrowings against the Revolver at July 2, 2021.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. As of July 2, 2021 and July 3, 2020, we had $113.8 million and $226.8 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of July 2, 2021, five customers accounted for 60% of our receivables, unbilled receivables and costs in excess of billings. As of July 3, 2020, five customers accounted for 52% of our receivables, unbilled receivables and costs in excess of billings.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of July 2, 2021 and July 3, 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended July 2, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2021 and July 3, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 2, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Physical Optics Corporation (“POC”), Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, “Pentek”) during fiscal year 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2021, POC’s and Pentek’s internal control over financial reporting associated with 22 percent of total consolidated assets (of which 16 percent represented goodwill and intangible assets included within the scope of the assessment) and 9 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended July 2, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of POC and Pentek.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimate of total contract costs to be incurred for fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, fixed price contract revenue recognized over time for the year ended July 2, 2021 represented 42% of total revenues. For those fixed price contracts recognized over time, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop estimates of total contract costs to be incurred for partially completed performance obligations. This included controls related to the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. We considered factors, including the value and stage of completion, to select certain customer contracts to evaluate the Company’s assumptions underlying the estimate of total contract costs to be incurred. We inspected the selected contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We inquired of operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the selected contracts, including the assessment of the nature and complexity of the work to be performed. We inspected correspondence, if any, between the Company and the customer for the selected contracts as part of our evaluation of contract progress.
Evaluation of the fair value of customer relationship intangible assets acquired in the Physical Optics Corporation business combination
As discussed in Note C to the consolidated financial statements, on December 30, 2020, the Company acquired Physical Optics Corporation. As a result of the transaction, the Company acquired customer relationship intangible assets. The acquisition-date preliminary fair value for the customer relationship intangible assets were $83.0 million.
We identified the evaluation of the fair value of a certain customer relationship intangible asset acquired in the Physical Optics Corporation transaction as a critical audit matter. A high degree of subjectivity was required in evaluating certain inputs in the discounted cash flow model used to determine the fair value of such asset. The key assumptions used within the discounted cash flow model included expected future revenue growth and the discount rate. Changes in these assumptions could have a significant impact on the fair value of the customer relationship intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the development of the expected future revenue growth and discount rate used in the discounted cash flow model to value the customer relationship intangible assets. We evaluated the expected future revenue growth used by the Company by comparing the assumptions used to the historical performance of the acquired Company, as well as considering defense industry data. We also involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s discount rate by comparing the rate against a discount rate range that was independently developed using publicly available market data for comparable entities
•developing a fair value estimate of the customer relationship intangible assets using the Company’s cash flow projections and independently developed range of discount rates and comparing it to the Company’s estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 17, 2021

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 2, 2021	July 3, 2020
Assets
Current assets:
Cash and cash equivalents	$113,839	$226,838
Accounts receivable, net of allowance for credit losses of $1,720 and $1,451 at July 2, 2021 and July 3, 2020, respectively	128,807	120,438
Unbilled receivables and costs in excess of billings	162,921	90,289
Inventory	221,640	178,093
Prepaid income taxes	782	2,498
Prepaid expenses and other current assets	15,111	16,613
Total current assets	643,100	634,769
Property and equipment, net	128,524	87,737
Goodwill	804,906	614,076
Intangible assets, net	307,559	208,748
Operating lease right-of-use assets	66,373	60,613
Other non-current assets	4,675	4,777
Total assets	$1,955,137	$1,610,720
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,951	$41,877
Accrued expenses	24,652	23,794
Accrued compensation	40,043	41,270
Deferred revenues and customer advances	38,177	18,974
Total current liabilities	150,823	125,915
Deferred income taxes	28,810	13,889
Income taxes payable	7,467	4,117
Long-term debt	200,000	—
Operating lease liabilities	71,508	66,981
Other non-current liabilities	12,383	15,034
Total liabilities	470,991	225,936
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,241,120 and 54,702,322 shares issued and outstanding at July 2, 2021 and July 3, 2020, respectively	552	547
Additional paid-in capital	1,109,434	1,074,667
Retained earnings	374,499	312,455
Accumulated other comprehensive loss	(339)	(2,885)
Total shareholders’ equity	1,484,146	1,384,784
Total liabilities and shareholders’ equity	$1,955,137	$1,610,720
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Net revenues	$923,996	$796,610	$654,744
Cost of revenues	538,808	439,766	368,588
Gross margin	385,188	356,844	286,156
Operating expenses:
Selling, general and administrative	134,337	132,253	110,717
Research and development	113,481	98,485	68,925
Amortization of intangible assets	41,171	30,560	27,914
Restructuring and other charges	9,222	1,805	560
Acquisition costs and other related expenses	5,976	2,679	1,456
Total operating expenses	304,187	265,782	209,572
Income from operations	81,001	91,062	76,584
Interest income	179	2,151	932
Interest expense	(1,222)	(1,006)	(9,109)
Other (expense) income, net	(2,785)	1,726	(8,880)
Income before income taxes	77,173	93,933	59,527
Income tax provision	15,129	8,221	12,752
Net income	$62,044	$85,712	$46,775

Basic net earnings per share	$1.13	$1.57	$0.98
Diluted net earnings per share	$1.12	$1.56	$0.96

Weighted-average shares outstanding:
Basic	55,070	54,546	47,831
Diluted	55,474	55,115	48,500

Comprehensive income:
Net income	$62,044	$85,712	$46,775
Foreign currency translation adjustments	(739)	174	(232)
Pension benefit plan, net of tax	3,285	(1,768)	(2,350)
Total other comprehensive income (loss), net of tax	2,546	(1,594)	(2,582)
Total comprehensive income	$64,590	$84,118	$44,193
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended July 2, 2021, July 3, 2020 and June 30, 2019
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	46,924	$469	$590,163	$179,968	$1,291	$771,891
Issuance of common stock under employee stock incentive plans	478	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	102	1	3,660	—	—	3,661
Retirement of common stock	(156)	(2)	(7,966)	—	—	(7,968)
Follow-on public stock offering	6,900	69	453,504	—	—	453,573
Stock-based compensation	—	—	19,389	—	—	19,389
Net income	—	—	—	46,775	—	46,775
Other comprehensive loss	—	—	—	—	(2,582)	(2,582)
Balance at June 30, 2019	54,248	542	1,058,745	226,743	(1,291)	1,284,739
Issuance of common stock under employee stock incentive plans	562	6	(1)	—	—	5
Issuance of common stock under employee stock purchase plan	89	1	5,311	—	—	5,312
Retirement of common stock	(197)	(2)	(16,247)	—	—	(16,249)
Stock-based compensation	—	—	26,859	—	—	26,859
Net income	—	—	—	85,712	—	85,712
Other comprehensive loss	—	—	—	—	(1,594)	(1,594)
Balance at July 3, 2020	54,702	547	1,074,667	312,455	(2,885)	1,384,784
Issuance of common stock under employee stock incentive plans	439	4	10	—	—	14
Issuance of common stock under employee stock purchase plan	101	1	6,280	—	—	6,281
Retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	28,543	—	—	28,543
Net income	—	—	—	62,044	—	62,044
Other comprehensive income	—	—	—	—	2,546	2,546
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$62,044	$85,712	$46,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67,083	49,330	46,392
Stock-based compensation expense	28,290	26,538	19,422
Benefit for deferred income taxes	(1,125)	(3,019)	(1,557)
Gain on investments	—	(5,817)	—
Termination of interest rate swap	—	—	5,420
Other non-cash items	3,745	3,509	3,779
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(51,981)	(31,079)	(28,096)
Inventory	(27,441)	(31,609)	(17,101)
Prepaid income taxes	1,703	(2,792)	3,843
Prepaid expenses and other current assets	1,718	(2,116)	(1,075)
Other non-current assets	5,459	(1,260)	101
Accounts payable, accrued expenses and accrued compensation	(6,315)	13,610	17,949
Deferred revenues and customer advances	13,731	7,082	(1,531)
Income taxes payable	4,080	(131)	3,152
Other non-current liabilities	(3,744)	7,226	44
Net cash provided by operating activities	97,247	115,184	97,517
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(372,826)	(96,502)	(127,083)
Purchases of property and equipment	(45,599)	(43,294)	(26,691)
Proceeds from sale of investment	1,538	4,310	—
Net cash used in investing activities	(416,887)	(135,486)	(153,774)
Cash flows from financing activities:
Proceeds from employee stock plans	6,295	5,317	3,661
Payments for retirement of common stock	(66)	(16,249)	(7,968)
Payments under credit facilities	—	(200,000)	(324,500)
Borrowings under credit facilities	200,000	200,000	129,500
Proceeds from equity offering, net	—	—	454,343
Termination of interest rate swap	—	—	(5,420)
Payments of deferred financing and offering costs	—	—	(1,851)
Net cash provided by (used in) financing activities	206,229	(10,932)	247,765
Effect of exchange rate changes on cash and cash equivalents	412	140	(97)
Net (decrease) increase in cash and cash equivalents	(112,999)	(31,094)	191,411
Cash and cash equivalents at beginning of year	226,838	257,932	66,521
Cash and cash equivalents at end of year	$113,839	$226,838	$257,932
Cash paid during the period for:
Interest	$1,088	$1,046	$10,368
Income taxes	$8,983	$12,939	$7,351
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$(1,928)	$2,623	$—
Non-cash financing activity	$—	$—	$770
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the “Company” or “Mercury”) is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Headquartered in Andover, Massachusetts, the Company delivers products and solutions that power a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. The Company envisions, creates and delivers innovative technology solutions that are open, purpose-built and uncompromised to meet our customers’ most-pressing high-tech needs, including those specific to the defense community.
On May 27, 2021, we acquired Pentek for a purchase price of $65.0 million, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf ("COTS") software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and Mercury's existing revolving credit facility (the "Revolver").
On December 30, 2020, we acquired Physical Optics Corporation ("POC") for a purchase price of $310.0 million, subject to net working capital and net debt adjustments. Based in Torrance, California, POC more than doubles our global avionics business and expands its collective footprint in the platform and mission management market. We funded the acquisition through a combination of cash on hand and our existing Revolver.
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
BASIS OF PRESENTATION
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. All references to fiscal 2019 are to the 52-week period from and July 1, 2018 to June 30, 2019. There have been no reclassifications of prior comparable periods due to this change.
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
LEASES
The Company measures its lease obligations in accordance with ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. Effective July 1, 2019, the Company adopted ASC 842 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption.
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
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note J to the consolidated financial statements for more information regarding our obligations under leases.
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
The Company is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated subsystems. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 58%, 73% and 77% of revenues in the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon shipment (for goods) or completion (for services).
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
Total revenue recognized under long-term contracts over time was 42%, 27% and 23% of revenues in the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019, respectively.
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

COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $1,098 of deferred sales commissions for contracts where the amortization period is greater than one year as of July 2, 2021. Prior to fiscal 2021, the Company had not deferred sales commissions for contracts where the amortization period was greater than one year because such amounts were not deemed significant.
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
The contract asset balances were $162,921 and $90,289 as of July 2, 2021 and July 3, 2020, respectively. The contract asset balance increased due to growth in revenue recognized under long-term contracts over time during the fiscal year ended July 2, 2021. The contract liability balances were $35,201 and $19,892 as July 2, 2021 and July 3, 2020, respectively. The contract liability increased due to a higher volume of contracts with milestone and progress payments.
Revenue recognized during fiscal 2021 that was included in the contract liability balance at July 3, 2020 was $16,846.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of July 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $337,886. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of July 2, 2021 and July 3, 2020, the Company had $113,839 and $226,838, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of July 2, 2021, five customers accounted for 60% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of July 3, 2020, five customers accounted for 52% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness; historical payment experience; age of outstanding receivables; and any applicable collateral.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense.
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the purchase price of a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase (see Note G). In accordance with the requirements of Intangibles-Goodwill and Other (“ASC 350”) Goodwill is not amortized. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
Intangible assets result from the Company’s various business acquisitions (see Note H) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, patents, customer relationships, trademarks, backlog and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to 12.5 years or over the period the economic benefits of the intangible asset are consumed.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2021, 2020 and 2019, the Company capitalized $1,640, $905 and $749 of software development costs, respectively.
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

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Beginning balance	$3,835	$1,870	$1,336
Warranty assumed from APC	—	739	—
Warranty assumed from Germane	—	—	169
Accruals for warranties issued during the period	2,446	2,839	2,274
Settlements made during the period	(2,998)	(1,613)	(1,909)
Ending balance	$3,283	$3,835	$1,870
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
RETIREMENT OF COMMON STOCK
Stock that is repurchased or received in connection with the vesting of restricted stock is retired immediately upon the Company’s repurchase. The Company accounts for this under the cost method and upon retirement the excess amount over par value is charged against additional paid-in capital.

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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Basic weighted-average shares outstanding	55,070	54,546	47,831
Effect of dilutive equity instruments	404	569	669
Diluted weighted-average shares outstanding	55,474	55,115	48,500
Equity instruments to purchase 42, 8 and 32 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) includes foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included $(739), $174 and $(232) of foreign currency translation adjustments for the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019, respectively. In addition, pension benefit plan adjustments totaled $3,285, $(1,768) and $(2,350) for the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019, respectively.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective April 3, 2021, the Company adopted ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715): Changes to the Disclosure Requirements for Defined Benefit Plans, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The ASU requires retrospective adoption and permits early adoption for all entities. This adoption did not have a material impact on the Company's consolidated financial statements or related disclosures.
Effective July 4, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. This ASU requires an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. The Company will rely on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount and will exercise judgment in determining the relevant information and estimation methods that are appropriate in measurement of the credit losses. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.
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
Effective October 3, 2020, the Company adopted SEC Final Rule Release No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which includes amendments to the SEC's rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. The amendments are intended to improve the financial information about acquired or disposed businesses provided to investors, facilitate more timely access to capital and reduce the complexity and costs of preparing disclosures. Among other changes, the amendments impact SEC rules relating to: the definition of “significant” subsidiaries; requirements to provide financial statements for “significant” acquisitions; and the formulation and usage of pro forma financial information. The final rule is applicable for fiscal years beginning after December 31, 2020, with early adoption permitted as long as all amendments are adopted in their entirety. The Company early adopted this final rule in conjunction with its acquisition of Physical Optics Corporation ("POC") on December 30, 2020. This adoption did not have a material impact on the Company's consolidated financial statements or related disclosures.

C.Acquisitions
PENTEK ACQUISITION
On May 27, 2021, the Company acquired Pentek for a purchase price of $65,000, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and Mercury's existing revolving credit facility (the "Revolver").
The following table presents the net purchase price and the fair values of the assets and liabilities of Pentek on a preliminary basis:

Consideration transferred
Cash paid at closing	$65,668
Less cash acquired	(746)
Net purchase price	$64,922

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	746
Accounts receivable	1,303
Inventory	6,522
Fixed assets	152
Other current and non-current assets	2,864
Accounts payable	(1,016)
Accrued expenses	(520)
Other current and non-current liabilities	(3,718)
Estimated fair value of net tangible assets acquired	6,333
Estimated fair value of identifiable intangible assets	24,110
Estimated goodwill	35,225
Estimated fair value of net assets acquired	65,668
Less cash acquired	(746)
Net purchase price	$64,922
The amounts above represent the preliminary fair value estimates as of July 2, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $15,560 with a useful life of 21 years, completed technology of $6,340 with a useful life of seven years and backlog of $2,210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $35,225 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is included in the Microelectronics reporting unit. The deal was split between asset and stock, with the asset portion of goodwill being deductible for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 2, 2021, the Company had $30,101 of goodwill deductible for tax purposes. The Company has not furnished pro forma information relating to Pentek because such information is not material to the Company's financial results.
The revenues and income before income taxes from Pentek included in the Company's consolidated results for fiscal year ended July 2, 2021 were $3,207 and $803, respectively.

PHYSICAL OPTICS CORPORATION ACQUISITION
On December 7, 2020, the Company signed a definitive agreement to acquire POC for a purchase price of $310,000, prior to net working capital and net debt adjustments. On December 30, 2020, the transaction closed and the Company acquired POC. Based in Torrance, California, POC more than doubles the Company's global avionics business and expands its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and the Revolver. On May 28, 2021 the Company and representative of the former owners of POC agreed to post closing-adjustments totaling $2,641, which increased the Company’s net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of POC on a preliminary basis:

Consideration transferred
Cash paid at closing	$251,229
Cash paid post closing	61,626
Working capital and net debt adjustment	(2,096)
Less cash acquired	(2,855)
Net purchase price	$307,904

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable	27,708
Inventory	11,125
Fixed assets	23,236
Other current and non-current assets	16,453
Accounts payable	(3,777)
Accrued expenses	(5,551)
Other current and non-current liabilities	(32,549)
Estimated fair value of net tangible assets acquired	39,500
Estimated fair value of identifiable intangible assets	116,000
Estimated goodwill	155,259
Estimated fair value of net assets acquired	310,759
Less cash acquired	(2,855)
Net purchase price	$307,904
The amounts above represent the preliminary fair value estimates as of July 2, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates, including the ongoing assessment of collectability of receivable balances. The preliminary identifiable intangible asset estimate includes customer relationships of $83,000 with a useful life of 11 years, completed technology of $25,000 with a useful life of 9 years and backlog of $8,000 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $155,259 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is included in the Mission reporting unit. The Company has not furnished pro forma information relating to POC because such information is not material to the Company's financial results.
The revenues and (loss) before income taxes from POC included in the Company's consolidated results for fiscal year ended July 2, 2021 were $76,370 and $(2,768), respectively.

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
The goodwill of $53,022 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is reported included in the Mission reporting unit. Since APC was a qualified subchapter S subsidiary, the acquisition is treated as an asset purchase for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 2, 2021, the Company had $48,258 of goodwill deductible for tax purposes.

D.Fair Value of Financial Instruments
During the fiscal year ended July 2, 2021, the Company received gross proceeds and recorded a loss on a cost-method investment of $1,538 and $426, respectively. The loss on sale of investment is included within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended July 2, 2021. The fair value of the investment was based on a quoted price of identical instruments in an active market and was recorded at cost within Other non-current assets in the Consolidated Balance Sheet prior to its sale. As of July 2, 2021, the Company had no financial instruments required to be measured at fair value.
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
E.Inventory
Inventory was comprised of the following:

	As of
	July 2, 2021	July 3, 2020
Raw materials	$141,774	$111,225
Work in process	58,087	49,647
Finished goods	21,779	17,221
Total	$221,640	$178,093

F.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		July 2, 2021	July 3, 2020
Computer equipment and software	3-4	$99,190	$85,705
Furniture and fixtures	5	17,997	5,993
Leasehold improvements	lesser of estimated useful life or lease term	63,322	36,874
Machinery and equipment	5-10	105,346	90,970
		285,855	219,542
Less: accumulated depreciation		(157,331)	(131,805)
		$128,524	$87,737
The $40,787 increase in property and equipment was primarily due to current year additions including property and equipment associated with improvements to the Company's facilities, especially as related to the expansion of its trusted custom microelectronics business and the acquisition of POC. These increases were partially offset by depreciation expense. During fiscal 2021 and 2020, the Company retired $996 and $64, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended July 2, 2021, July 3, 2020 and June 30, 2019 was $25,912, $18,770 and $18,478, respectively.
G.Goodwill
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
In the first quarter ended October 2, 2020, the Company assigned goodwill to the new reporting units based on the relative fair value of reporting units.
The following table sets forth the changes in the carrying amount of goodwill for the year ended July 2, 2021:

Total
Balance at July 3, 2020	$614,076
Goodwill adjustment for the APC acquisition	346
Goodwill arising from the POC acquisition	155,259
Goodwill arising from the Pentek acquisition	35,225
Balance at July 2, 2021	$804,906
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2021 with no impairment noted.

H.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
July 2, 2021
Customer relationships	$280,520	$(69,474)	$211,046	12.0 years
Licensing agreements and patents	6	—	6	—
Completed technologies	139,332	(49,126)	90,206	9.3 years
Backlog	12,410	(6,109)	6,301	1.2 years
	$432,268	$(124,709)	$307,559
July 3, 2020
Customer relationships	$181,960	$(48,450)	$133,510	11.4 years
Licensing agreements and patents	1,505	(1,404)	101	3.5 years
Completed technologies	107,992	(34,522)	73,470	9.2 years
Backlog	3,200	(1,533)	1,667	2.0 years
	$294,657	$(85,909)	$208,748
Estimated future amortization expense for intangible assets remaining at July 2, 2021 is as follows:

Fiscal Year	Totals
2022	$49,695
2023	41,413
2024	36,891
2025	32,466
2026	27,806
Thereafter	119,288
Total future amortization expense	$307,559
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the POC acquisition. These assets are included in the Company's gross and net carrying amounts as of July 2, 2021.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$83,000	$(4,404)	$78,596	11.5 years
Completed technologies	25,000	(1,985)	23,015	9.0 years
Backlog	8,000	(4,000)	4,000	1.0 year
	$116,000	$(10,389)	$105,611
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Pentek acquisition. These assets are included in the Company's gross and net carrying amounts as of July 2, 2021.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$15,560	$(62)	$15,498	21.0 years
Completed technologies	6,340	(86)	6,254	6.8 years
Backlog	2,210	(184)	2,026	1.0 year
	$24,110	$(332)	$23,778

I.Restructuring
During fiscal 2021, the Company incurred $9,222 of restructuring and other charges. Restructuring and other charges of $4,752 related to severance costs associated with the elimination of approximately 90 positions throughout the period, predominantly in manufacturing, SG&A and R&D. These charges are related to changing market and business conditions as well as talent shifts and resource redundancy resulting from the Company's internal reorganization that was completed during fiscal 2021. The remaining $4,470 of restructuring and other charges related to third-party consulting costs associated with 1MPACT, the Company's value creation initiatives.
During fiscal 2020, the Company incurred $1,805 of net restructuring and other charges primarily related to severance costs associated with the elimination of 20 positions, predominantly in SG&A and R&D functions.
During fiscal 2019, the Company incurred $560 related primarily related to severance costs associated with the acquired Germane business.
All of the restructuring and other charges are classified as operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Restructuring liability at June 30, 2019	$4	$—	$4
Restructuring charges	1,730	75	1,805
Cash paid	(1,137)	(75)	(1,212)
Restructuring liability at July 3, 2020	597	—	597
Restructuring charges	4,752	—	4,752
Cash paid	(4,343)	—	(4,343)
Restructuring liability at July 2, 2021	$1,006	$—	$1,006
J.Leases
The Company enters into lease arrangements to facilitate its operations, including manufacturing, storage, as well as engineering, sales, marketing, and administration resources. The Company measures its lease obligations in accordance with ASC 842, which requires lessees to record a ROU asset and lease liability for most lease arrangements. The Company adopted ASC 842 as of July 1, 2019 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption. Finance leases are not material to the Company's consolidated financial statements and therefore are excluded from the following disclosures.
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	July 2, 2021	July 3, 2020
Operating lease right-of-use assets	$66,373	$60,613

Accrued expenses(1)	$10,020	$6,950
Operating lease liabilities	71,508	66,981
Total operating lease liabilities	$81,528	$73,931
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.

OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	July 2, 2021	July 3, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,923	$6,929
Right-of-use assets obtained in exchange for new lease liabilities	$15,076	$19,942
Weighted average remaining lease term	8.2 years	9.3 years
Weighted average discount rate	4.66%	4.91%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of July 2, 2021 were as follows:

Fiscal Year	Totals
2022	$13,626
2023	12,997
2024	12,137
2025	11,571
2026	9,682
Thereafter	40,017
Total lease payments	100,030
Less: imputed interest	(18,502)
Present value of operating lease liabilities	$81,528

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2020, maturities of operating lease commitments were as follows:

Fiscal Year	Totals
2021	$9,572
2022	10,741
2023	10,272
2024	9,333
2025	9,356
Thereafter	44,763
Total lease payments	94,037
Less: imputed interest	(20,106)
Present value of operating lease liabilities	$73,931
During fiscal 2021, 2020 and 2019 the Company recognized operating lease expense of $11,714, $10,029 and $8,710 respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at July 2, 2021.

K.Income Taxes
The components of income before income taxes and income tax expense were as follows:

	Fiscal Years
	2021	2020	2019
Income (loss) before income taxes:
United States	$85,101	$93,388	$57,281
Foreign	(7,928)	545	2,246
	$77,173	$93,933	$59,527
Tax provision (benefit):
Federal:
Current	$12,157	$8,442	$11,454
Deferred	(995)	(1,077)	(3,008)
	11,162	7,365	8,446
State:
Current	6,271	3,407	5,194
Deferred	(2,689)	(2,327)	(1,421)
	3,582	1,080	3,773
Foreign:
Current	435	475	546
Deferred	(50)	(699)	(13)
	385	(224)	533
	$15,129	$8,221	$12,752
The following is the reconciliation between the statutory Federal income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2021	2020	2019
Tax provision at federal statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	6.7	6.1	5.9
Research and development tax credits	(10.9)	(11.9)	(4.5)
Provision to return	(1.3)	(3.1)	—
Excess tax benefits related to stock compensation	(3.7)	(7.7)	(4.5)
Foreign income tax rate differential	0.9	0.1	0.1
Non-deductible compensation	3.6	2.6	2.0
Acquisition costs	0.4	—	0.1
Reserves for unrecognized income tax benefits	1.3	3.0	0.3
Tax rate changes	—	(0.5)	—
Valuation allowance	1.9	—	—
Other	(0.3)	(0.8)	1.0
	19.6%	8.8%	21.4%
The effective tax rate for fiscal 2021 and 2020 differed from the Federal statutory rate primarily due to benefits related to research and development tax credits and excess tax benefits related to stock compensation, partially offset by additional tax expense related to state taxes and non-deductible compensation. During fiscal 2021, 2020 and 2019 the Company recognized a tax benefit of $2,831, $7,259 and $2,672 related to excess tax benefits on stock compensation, respectively.

The components of the Company’s net deferred tax liabilities were as follows:

	As of
	July 2, 2021	July 3, 2020
Deferred tax assets:
Inventory valuation and receivable allowances	15,039	12,066
Accrued compensation	5,421	5,941
Stock compensation	4,548	5,062
Federal and state tax credit carryforwards	17,405	11,782
Other accruals	994	1,086
Deferred compensation	930	930
Acquired net operating loss carryforward	10,487	425
Foreign net operating loss carryforward	1,703	453
Operating lease liabilities	21,889	20,035
Deferred revenue	2,899	781
Other	734	642
	82,049	59,203
Valuation allowance	(15,257)	(11,264)
Total deferred tax assets	66,792	47,939
Deferred tax liabilities:
Prepaid expenses	(984)	(1,111)
Property and equipment	(17,734)	(10,668)
Intangible assets	(58,839)	(33,007)
Operating lease right-of-use assets	(17,987)	(16,426)
Other	(58)	(616)
Total deferred tax liabilities	(95,602)	(61,828)
Net deferred tax liabilities	$(28,810)	$(13,889)

As reported:
Deferred tax liabilities	$(28,810)	$(13,889)
	$(28,810)	$(13,889)
At July 2, 2021, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past and recent operating performance and results, future taxable income including the reversal of existing deferred tax liabilities, and tax planning strategies. In fiscal year 2021, the Company recorded a valuation allowance on the net deferred tax assets of the Company’s subsidiary in Switzerland. The Company continues to conclude that certain state research and development tax credits carryforwards are not more likely than not to be realized, and as such, continues to maintain a valuation allowance on these carryforwards. The Company continues to conclude that all other deferred tax assets are more likely than not to be realized. Any future changes in the valuation allowance will impact income tax expense.
The Company has state research and development tax credit carryforwards of $18,926, which will expire starting in fiscal year 2021 through fiscal year 2034.
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

The changes in the Company’s reserves for unrecognized income tax benefits are summarized as follows:

	Fiscal Years
	2021	2020
Unrecognized tax benefits, beginning of period	$4,117	$1,273
Increases for tax positions taken related to a prior period	113	2,146
Increases for tax positions taken during the current period	917	854
Increases for tax positions taken by an acquired company	2,348	—
Decreases for tax positions taken related to a prior period	(27)	—
Decreases for tax positions taken during current period	—	—
Decreases for settlements of previously recognized positions	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(1)	(156)
Unrecognized tax benefits, end of period	$7,467	$4,117
The Company is currently under audit by the Internal Revenue Service for fiscal years 2016-2018. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $2,061 at the conclusion of the audit. We expect that the decrease, if recognized, would not affect the effective tax rate.
The $7,467 of unrecognized tax benefits as of July 2, 2021, if released, would reduce income tax expense. The Company increased its unrecognized income tax benefits primarily due to a tax position previously taken on a tax return of an acquired company.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of gross interest and penalties accrued was $315 and $175 as of July 2, 2021 and July 3, 2020, respectively, and the amount of interest and penalties recognized in fiscal 2021, 2020 and 2019 was $139, $91 and $101, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2017 through 2021.
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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA product shipment occurring prior to termination. The Company responded to the complaint on July 28, 2021. The Company believes the claims in the complaint are without merit and intends to defend itself vigorously.
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
PURCHASE COMMITMENTS
As of July 2, 2021, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $147,591.

OTHER
As part of the Company's strategy for growth, the Company continues to explore acquisitions or strategic alliances. The associated acquisition costs incurred in the form of professional fees and services may be material to the future periods in which they occur, regardless of whether the acquisition is ultimately completed.
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions are treated as a use of cash in financing activities in the Company's Statements of Cash Flows.
M.Debt
Revolving Credit Facilities
On September 28, 2018, the Company amended its Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks to increase and extend the borrowing capacity of the Revolver to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023 (the “Amended Credit Agreement”). The Company evaluated the Amended Credit Agreement under ASC 470, Debt, and determined that the amendment represented a modification of the Credit Agreement. Due to the increase in the borrowing capacity of the Revolver, new costs associated with the amendment and the previous balance of unamortized deferred financing costs totaling $3,025, are being amortized to Other (expense) income, net on a straight line basis over the new term of the Revolver. During fiscal 2021, the Company borrowed a total of $200,000 on the Revolver to facilitate the acquisitions of POC and Pentek.
The Company incurred interest expense from the Revolver of $1,222 and $1,006 for the fiscal years ended July 2, 2021 and July 3, 2020, respectively. There were also outstanding letters of credit of $963 as of July 2, 2021.
Maturity
The Revolver has a five year maturity, which was extended to September 28, 2023.
Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to LIBOR or the prime rate plus an applicable percentage. The applicable percentage is set at LIBOR plus a markup pursuant to a pricing grid based on the Company's total net leverage ratio. As of July 2, 2021, the applicable percentage was set at LIBOR plus 1.125% based on the Company's total net leverage ratio.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver. The applicable percentage is pursuant to a pricing grid based on the Company's total net leverage ratio. As of July 2, 2021, the stated interest rate for unutilized commitments was 0.20% per annum. The Company will also pay customary letter of credit and agency fees.
Covenants and Events of Default
The Revolver provides for customary negative covenants. The Revolver also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
The Revolver also provides for customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Revolver will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Revolver and all actions permitted to be taken by a secured creditor. As of July 2, 2021, the Company was in compliance with all covenants and conditions under the Revolver.
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
In fiscal 2021, the independent pension fund changed the conversion rate for accumulated retirement savings leading to a Plan amendment. The Company’s results contain the effects of this change in conversion rates by the independent pension fund as prior service costs. These prior service costs are amortized from AOCI to net periodic benefit costs over approximately nine years.
At July 2, 2021, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at July 2, 2021 and July 3, 2020 was a net liability of $9,807 and $11,877, respectively, which is recorded in other non-current liabilities on the Consolidated Balance Sheets. The Company recorded a net gain of $3,285 and a net loss of $1,768 in AOCI during the fiscal years ended July 2, 2021 and July 3, 2020, respectively. Total employer contributions to the Plan were $1,080 during the year ended July 2, 2021, and the Company's total expected employer contributions to the Plan during fiscal 2022 are $1,165.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2022	$893
2023	1,248
2024	1,454
2025	1,498
2026	1,574
Thereafter (next 5 years)	7,723
Total	$14,390

The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended July 2, 2021 and July 3, 2020:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020
Service cost	$1,708	$1,375
Interest cost	92	125
Expected return on assets	(277)	(233)
Amortization of prior service cost	(64)	(63)
Amortization net of loss	185	33
Settlement loss recognized	318	—
Net periodic benefit cost	$1,962	$1,237
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended July 2, 2021 and July 3, 2020:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020
Discount rate	0.30%	0.30%
Expected rate of return on Plan assets	1.50%	1.50%
Expected inflation	1.00%	1.00%
Rate of compensation increases	1.50%	1.50%
The calculation of the projected benefit obligation (“PBO”) utilized BVG 2020 Generational data for assumptions related to the mortality rates, disability rates, turnover rates, and early retirement ages.

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020
Projected benefit obligation, beginning	$29,955	$24,274
Service cost	1,708	1,375
Interest cost	92	125
Employee contributions	2,145	1,916
Actuarial (gain) loss	(1,345)	2,387
Benefits paid	(256)	(906)
Plan amendment	(1,247)	—
Settlements	(3,129)	—
Foreign exchange loss	691	784
Projected benefit obligation at end of year	$28,614	$29,955
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020
Fair value of Plan assets, beginning	$18,078	$15,088
Actual return on Plan assets	474	582
Company contributions	1,080	911
Employee contributions	2,145	1,916
Benefits paid	(256)	(906)
Settlements	(3,129)	—
Foreign exchange gain	415	487
Fair value of Plan assets at end of year	$18,807	$18,078
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	July 2, 2021	July 3, 2020
Projected benefit obligation at end of year	$28,614	$29,955
Fair value of plan assets at end of year	18,807	18,078
Funded status	$(9,807)	$(11,877)
The fair value of Plan assets were $18,807 at July 2, 2021. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended July 2, 2021 or July 3, 2020. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of July 2, 2021, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal years 2021, 2020 and 2019, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $7,876, $5,954, and $4,525 during the fiscal years ended July 2, 2021, July 3, 2020, and June 30, 2019, respectively.

O.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHELF REGISTRATION STATEMENT
On September 14, 2020, the Company filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities; preferred stock; common stock; warrants; and units. The Company has an unlimited amount available under the shelf registration statement. Additionally, as part of the shelf registration statement, the Company has entered into an equity distribution agreement, which allows the Company to sell an aggregate of up to $200,000 of its common stock from time to time through its agents.
P.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 6,782 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. There were 4,604 shares available for future grant under the 2018 Plan at July 2, 2021.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2021, 2020 and 2019 was 101, 89 and 102, respectively. Shares available for future purchase under the ESPP totaled 428 at July 2, 2021.

STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity of the Company’s stock option plans since June 30, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 7/2/2021
Outstanding at June 30, 2019	4	$5.52	2.13
Granted	—	—
Exercised	(1)	5.52
Cancelled	—	—
Outstanding at July 3, 2020	3	$5.52	1.12
Granted	—	—
Exercised	(3)	5.52
Cancelled	—	—
Outstanding at July 2, 2021	—	$—	—	$—
Vested and expected to vest at July 2, 2021	—	$—	—	$—
Exercisable at July 2, 2021	—	$—	—	$—
The intrinsic value of the options exercised during fiscal years 2021 and 2020 was $183 and $67, respectively. There were no options exercised during fiscal 2019. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 2, 2021, July 3, 2020 and June 30, 2019, there was no unrecognized compensation cost related to non-vested options granted under the Company’s stock plans. There were no stock options granted during fiscal years 2021, 2020 or 2019.
The following table summarizes the status of the Company’s non-vested restricted stock awards since June 30, 2019:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,046	$39.62
Granted	522	80.87
Vested	(562)	31.40
Forfeited	(49)	54.96
Outstanding at July 3, 2020	957	$61.59
Granted	570	76.03
Vested	(436)	53.08
Forfeited	(78)	69.54
Outstanding at July 2, 2021	1,013	$70.77
The total fair value of restricted stock awards vested during fiscal years 2021, 2020 and 2019 was $34,342, $46,089 and $24,596, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 2, 2021, there was $48,629 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from July 2, 2021. As of July 3, 2020, there was $44,690 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from July 3, 2020.

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718. The Company had $796 and $562 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of July 2, 2021 and July 3, 2020, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Cost of revenues	$2,037	$989	$820
Selling, general and administrative	21,866	21,688	16,188
Research and development	4,387	3,861	2,414
Stock-based compensation expense before tax	28,290	26,538	19,422
Income taxes	(7,355)	(6,900)	(5,263)
Stock-based compensation expense, net of income taxes	$20,935	$19,638	$14,159
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
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JULY 2, 2021
Net revenues to unaffiliated customers	$876,479	$47,119	$398	$—	$923,996
Inter-geographic revenues	1,561	1,985	—	(3,546)	—
Net revenues	$878,040	$49,104	$398	$(3,546)	$923,996
Identifiable long-lived assets (1)	$123,009	$5,509	$6	$—	$128,524
YEAR ENDED JULY 3, 2020
Net revenues to unaffiliated customers	$744,270	$50,092	$2,248	$—	$796,610
Inter-geographic revenues	4,938	3,067	—	(8,005)	—
Net revenues	$749,208	$53,159	$2,248	$(8,005)	$796,610
Identifiable long-lived assets (1)	$82,588	$5,144	$5	$—	$87,737
YEAR ENDED JUNE 30, 2019
Net revenues to unaffiliated customers	$599,422	$49,332	$5,990	$—	$654,744
Inter-geographic revenues	10,570	1,343	—	(11,913)	—
Net revenues	$609,992	$50,675	$5,990	$(11,913)	$654,744
Identifiable long-lived assets (1)	$54,952	$5,037	$12	$—	$60,001
(1) Identifiable long-lived assets exclude ROU assets, goodwill and intangible assets.

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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Domestic (1)	$795,988	$704,722	$580,935
International/Foreign Military Sales (2)	128,008	91,888	73,809
Total Net Revenue	$923,996	$796,610	$654,744
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
The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Radar (1)	$289,172	$233,967	$164,046
Electronic Warfare (2)	139,168	156,666	128,841
Other Sensor and Effector (3)	98,112	105,175	90,245
Total Sensor and Effector	526,452	495,808	383,132
C4I (4)	307,978	207,000	183,172
Other (5)	89,566	93,802	88,440
Total Net Revenues	$923,996	$796,610	$654,744
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Components (1)	$176,234	$227,364	$184,870
Modules and Sub-assemblies (2)	156,557	131,177	180,873
Integrated Subsystems (3)	591,205	438,069	289,001
Total Net Revenues	$923,996	$796,610	$654,744
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
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Airborne (1)	$416,877	$397,553	$306,412
Land (2)	182,591	102,956	83,034
Naval (3)	187,205	166,912	136,966
Other (4)	137,323	129,189	128,332
Total Net Revenues	$923,996	$796,610	$654,744
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	July 2, 2021	July 3, 2020	June 30, 2019
Raytheon Technologies	19%	16%	20%
Lockheed Martin Corporation	15%	16%	17%
U.S. Navy	12%	—%	—%
	46%	32%	37%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended July 2, 2021, July 3, 2020 and June 30, 2019.
R.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
On August 2, 2021, the Company initiated a workforce reduction of approximately 90 employees based on changes in the business environment and to align with 1MPACT, the Company’s value creation initiative, resulting in expected charges of $9,400 in the fiscal quarter ending October 1, 2021. These charges include $5,800 of employee separation costs and $3,600 of third-party consulting costs. These costs will be classified as restructuring and other charges within the Company’s statement of operations and other comprehensive income for the fiscal quarter ending October 1, 2021.

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

2021 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$205,621	$210,676	$256,857	$250,842
Gross margin	$88,119	$88,667	$105,623	$102,779
Income from operations	$18,770	$18,113	$21,712	$22,406
Income before income taxes	$17,996	$17,119	$20,997	$21,061
Income tax provision	$2,198	$4,433	$5,362	$3,136
Net income	$15,798	$12,686	$15,635	$17,925
Net income per share:
Basic net income per share	$0.29	$0.23	$0.28	$0.32
Diluted net income per share	$0.29	$0.23	$0.28	$0.32

2020 (In thousands, except per share data)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net revenues	$177,304	$193,913	$208,016	$217,377
Gross margin	$78,400	$88,506	$93,325	$96,613
Income from operations	$17,476	$20,825	$26,342	$26,419
Income before income taxes	$17,229	$20,786	$28,928	$26,990
Income tax (benefit) provision	$(2,018)	$5,110	$5,363	$(234)
Net income	$19,247	$15,676	$23,565	$27,224
Net income per share:
Basic net income per share	$0.35	$0.29	$0.43	$0.50
Diluted net income per share	$0.35	$0.29	$0.43	$0.49
Due to the effects of rounding, the sum of the four quarters does not equal the annual total.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of July 2, 2021 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of July 2, 2021 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 2, 2021 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that our internal control over financial reporting was effective as of July 2, 2021.  The effectiveness of our internal control over financial reporting as of July 2, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired POC business on and after December 30, 2020, and the acquired Pentek business on and after May 27, 2021, as described in Note C to the Consolidated Financial Statements.  Upon consideration of the scope of fiscal 2021, the POC and Pentek acquisitions, and the time constraints under which our management’s assessment would have to be made, management determined that it would not conduct an assessment of POC's and Pentek's internal controls over financial reporting environment as allowable under Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the management’s assessment of internal controls for fiscal year 2021.  However, management is in the process of integrating these entities into the overall internal control over financial reporting environment for fiscal year 2022. The Company’s consolidated financial statements reflect revenues and total assets from the acquired businesses of approximately 9 percent and 22 percent (of which 16 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended July 2, 2021.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the POC and Pentek business into our overall internal control over financial reporting environment.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 2, 2021 and July 3, 2020
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended July 2, 2021, July 3, 2020, and June 30, 2019
Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 2, 2021, July 3, 2020, and June 30, 2019
Consolidated Statements of Cash Flows for the years ended July 2, 2021, July 3, 2020, and June 30, 2019
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 2, 2021, JULY 3, 2020, and JUNE 30, 2019
(In thousands)
Allowance for Credit Losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2021	$1,451	$514	$199	$46	$1,720
2020	$1,228	$705	$8	$474	$1,451
2019	$359	$1,223	$264	$90	$1,228
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2021	$11,264	$2,035	$1,958	$—	$15,257
2020	$16,666	$(842)	$—	$4,560	$11,264
2019	$16,992	$(326)	$—	$—	$16,666

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 88, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 17, 2021.

MERCURY SYSTEMS, INC.

By	/s/ MICHAEL D. RUPPERT
Michael D. Ruppert EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 17, 2021
Mark Aslett
/S/ MICHAEL D. RUPPERT	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 17, 2021
Michael D. Ruppert
/S/ MICHELLE M. MCCARTHY	Vice President, Chief Accounting Officer (principal accounting officer)	August 17, 2021
Michelle M. McCarthy
/S/ VINCENT VITTO	Chairman of the Board of Directors	August 17, 2021
Vincent Vitto
/S/ JAMES K. BASS	Director	August 17, 2021
James K. Bass
/S/ ORLANDO P. CARVALHO	Director	August 17, 2021
Orlando P. Carvalho
/S/ MICHAEL A. DANIELS	Director	August 17, 2021
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 17, 2021
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 17, 2021
Mary Louise Krakauer
/S/ BARRY R. NEARHOS	Director	August 17, 2021
Barry R. Nearhos
/S/ WILLIAM K. O’BRIEN	Director	August 17, 2021
William K. O’Brien

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.2	Bylaws, amended and restated, effective as of July 28, 2020 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 31, 2020
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed on September 3, 2020)
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

10.5*†	2018 Stock Incentive Plan, as amended and restated
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

10.12*
Letter Agreement, dated August 7, 2014, as amended to date, between Michael D. Ruppert and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 6, 2018)

10.13*
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