Form 10-Q
period 2021-10-01
MERCURY SYSTEMS INC
filed 2021-11-09
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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

Shares of Common Stock outstanding as of October 31, 2021 56,645,864 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 1, 2021	July 2, 2021
Assets
Current assets:
Cash and cash equivalents	$95,804	$113,839
Accounts receivable, net of allowance for credit losses of $1,728 and $1,720 at October 1, 2021 and July 2, 2021, respectively	106,831	128,807
Unbilled receivables and costs in excess of billings	194,367	162,921
Inventory	234,403	221,640
Prepaid income taxes	11,815	782
Prepaid expenses and other current assets	18,465	15,111
Total current assets	661,685	643,100
Property and equipment, net	128,694	128,524
Goodwill	805,315	804,906
Intangible assets, net	297,137	307,559
Operating lease right-of-use assets	67,797	66,373
Other non-current assets	4,466	4,675
Total assets	$1,965,094	$1,955,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,385	$47,951
Accrued expenses	30,414	24,652
Accrued compensation	32,890	40,043
Deferred revenues and customer advances	30,635	38,177
Total current liabilities	167,324	150,823
Deferred income taxes	26,717	28,810
Income taxes payable	7,467	7,467
Long-term debt	200,000	200,000
Operating lease liabilities	72,010	71,508
Other non-current liabilities	12,096	12,383
Total liabilities	485,614	470,991
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,500,817 and 55,241,120 shares issued and outstanding at October 1, 2021 and July 2, 2021, respectively	555	552
Additional paid-in capital	1,111,613	1,109,434
Retained earnings	367,359	374,499
Accumulated other comprehensive loss	(47)	(339)
Total shareholders’ equity	1,479,480	1,484,146
Total liabilities and shareholders’ equity	$1,965,094	$1,955,137

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data) (Unaudited)

	First Quarters Ended
	October 1, 2021	October 2, 2020
Net revenues	$225,013	$205,621
Cost of revenues	136,604	117,502
Gross margin	88,409	88,119
Operating expenses:
Selling, general and administrative	36,956	32,904
Research and development	28,882	27,417
Amortization of intangible assets	13,734	7,731
Restructuring and other charges	12,274	1,297
Acquisition costs and other related expenses	2,138	—
Total operating expenses	93,984	69,349
(Loss) income from operations	(5,575)	18,770
Interest income	9	72
Interest expense	(595)	—
Other expense, net	(1,420)	(846)
(Loss) income before income taxes	(7,581)	17,996
Income tax (benefit) provision	(441)	2,198
Net (loss) income	$(7,140)	$15,798
Basic net (loss) earnings per share	$(0.13)	$0.29
Diluted net (loss) earnings per share	$(0.13)	$0.29

Weighted-average shares outstanding:
Basic	55,376	54,883
Diluted	55,376	55,339

Comprehensive (loss) income:
Net (loss) income	$(7,140)	$15,798
Foreign currency translation adjustments	244	(101)
Pension benefit plan, net of tax	48	31
Total other comprehensive income (loss), net of tax	292	(70)
Total comprehensive (loss) income	$(6,848)	$15,728
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	398	4	(4)	—	—	—
Purchase and retirement of common stock	(138)	(1)	(7,315)	—	—	(7,316)
Stock-based compensation	—	—	9,498	—	—	9,498
Net loss	—	—	—	(7,140)	—	(7,140)
Other comprehensive income	—	—	—	—	292	292
Balance at October 1, 2021	55,501	$555	$1,111,613	$367,359	$(47)	$1,479,480

	For the First Quarter Ended October 2, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	344	3	(1)	—	—	2
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	7,444	—	—	7,444
Net income	—	—	—	15,798	—	15,798
Other comprehensive loss	—	—	—	—	(70)	(70)
Balance at October 2, 2020	55,045	$550	$1,082,044	$328,253	$(2,955)	$1,407,892

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net (loss) income	$(7,140)	$15,798
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	21,490	12,997
Stock-based compensation expense	9,527	7,184
Benefit for deferred income taxes	(2,171)	(2,921)
Other non-cash items	(1,552)	268
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(9,429)	3,496
Inventory	(12,829)	(27,768)
Prepaid income taxes	(11,024)	(2,268)
Prepaid expenses and other current assets	(3,025)	(2,268)
Other non-current assets	(1,250)	(1,561)
Accounts payable, accrued expenses, and accrued compensation	21,707	10,803
Deferred revenues and customer advances	(5,991)	7,598
Income taxes payable	(4)	(52)
Other non-current liabilities	(315)	1,623
Net cash (used in) provided by operating activities	(2,006)	22,929
Cash flows from investing activities:
Purchases of property and equipment	(5,377)	(10,978)
Other investing activities	(3,237)	—
Net cash used in investing activities	(8,614)	(10,978)
Cash flows from financing activities:
Proceeds from employee stock plans	—	2
Purchase and retirement of common stock	(7,316)	(66)
Net cash used in financing activities	(7,316)	(64)
Effect of exchange rate changes on cash and cash equivalents	(99)	397
Net (decrease) increase in cash and cash equivalents	(18,035)	12,284
Cash and cash equivalents at beginning of period	113,839	226,838
Cash and cash equivalents at end of period	$95,804	$239,122
Cash paid during the period for:
Interest	$682	$—
Income taxes	$13,373	$6,950
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$2,533	$1,369
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 2, 2021 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021. The results for the first quarter ended October 1, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2022 are to the quarter ended October 1, 2021. There were 13 weeks during the first quarters ended October 1, 2021 and October 2, 2020, respectively.
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

FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive loss (“AOCL”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income and were immaterial for all periods presented.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 47% and 64% of revenues for the first quarters ended October 1, 2021 and October 2, 2020, respectively.
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
Total revenue recognized under long-term contracts over time was 53% and 36% of total revenues for the first quarters ended October 1, 2021 and October 2, 2020, respectively.
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
The contract asset balances were $194,367 and $162,921 as of October 1, 2021 and July 2, 2021, respectively. The contract asset balance increased due to growth in revenue recognized over time and timing of billable events under long-term contracts during the first quarter ended October 1, 2021. The contract liability balances were $29,438 and $35,201 as of October 1, 2021 and July 2, 2021, respectively. The decrease was due to lower billings in excess of revenues.
Revenue recognized for the first quarter ended October 1, 2021 that was included in the contract liability balance at July 2, 2021 was $13,137. Revenue recognized for the first quarter ended October 2, 2020 that was included in the contract liability balance at July 3, 2020 was $9,030.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of October 1, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $373,904. The Company expects to recognize approximately 69% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Basic weighted-average shares outstanding	55,376	54,883
Effect of dilutive equity instruments	—	456
Diluted weighted-average shares outstanding	55,376	55,339
Equity instruments to purchase 474 and 203 shares of common stock were not included in the calculation of diluted net earnings per share for the first quarters ended October 1, 2021 and October 2, 2020, respectively, because the equity instruments were anti-dilutive.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards

Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Under current U.S. GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under Topic 606. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 3, 2021 the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and add guidance as to whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.

C. Acquisitions
PENTEK ACQUISITION
On May 27, 2021, the Company acquired Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek"). for a purchase price of $65,000, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and Mercury's existing revolving credit facility (the "Revolver").
The following table presents the net purchase price and the fair values of the assets and liabilities of Pentek on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$65,668
Less cash acquired	(746)
Net purchase price	$64,922

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$746
Accounts receivable	1,370
Inventory	6,575
Fixed assets	152
Other current and non-current assets	2,864
Accounts payable	(1,016)
Accrued expenses	(520)
Other current and non-current liabilities	(4,090)
Estimated fair value of net tangible assets acquired	6,081
Estimated fair value of identifiable intangible assets	24,110
Estimated goodwill	35,477
Estimated fair value of net assets acquired	65,668
Less cash acquired	(746)
Net purchase price	$64,922
The amounts above represent the preliminary fair value estimates as of October 1, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $15,560 with a useful life of 21 years, completed technology of $6,340 with a useful life of seven years and backlog of $2,210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $35,477 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is included in the Microelectronics reporting unit. The transaction was a combination of asset and stock, with the asset portion of goodwill being deductible for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of October 1, 2021, the Company had $29,703 of goodwill deductible for tax purposes.

PHYSICAL OPTICS CORPORATION ACQUISITION
On December 7, 2020, the Company signed a definitive agreement to acquire Physical Optics Corporation ("POC") for a purchase price of $310,000, subject to net working capital and net debt adjustments. On December 30, 2020, the transaction closed and the Company acquired POC. Based in Torrance, California, POC expands the Company's global avionics business and its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and the Company's existing revolving credit facility (the "Revolver"). On May 28, 2021 the Company and representative of the former owners of POC agreed to post closing-adjustments totaling $2,641, which increased the Company’s net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of POC on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$251,229
Cash paid post closing	61,626
Working capital and net debt adjustment	(2,096)
Less cash acquired	(2,855)
Net purchase price	$307,904

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable and Unbilled Receivables	28,022
Inventory	11,125
Fixed assets	23,236
Other current and non-current assets	16,453
Accounts payable	(3,777)
Accrued expenses	(5,572)
Other current and non-current liabilities	(32,999)
Estimated fair value of net tangible assets acquired	39,343
Estimated fair value of identifiable intangible assets	116,000
Estimated goodwill	155,416
Estimated fair value of net assets acquired	310,759
Less cash acquired	(2,855)
Net purchase price	$307,904

The amounts above represent the preliminary fair value estimates as of October 1, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates, including the ongoing assessment of collectability of receivable balances. The preliminary identifiable intangible asset estimate includes customer relationships of $83,000 with a useful life of 11 years, completed technology of $25,000 with a useful life of 9 years and backlog of $8,000 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $155,416 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Processing reporting unit.

AVALEX ACQUISITION
On September 27, 2021, the Company announced that it had signed a definitive agreement to acquire Avalex Technologies Corporation (“Avalex”). Based in Gulf Breeze, Florida. Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders, and warning systems. Pursuant to the terms of the agreement, the Company will acquire Avalex for an all-cash purchase price of $155,000, subject to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and the Company acquired Avalex. See Note N "Subsequent Events" to the consolidated financial statements for further discussion.
D.Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. As of October 1, 2021, the Company had no financial instruments required to be measured at fair value.
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

	As of
	October 1, 2021	July 2, 2021
Raw materials	$148,747	$141,774
Work in process	63,380	58,087
Finished goods	22,276	21,779
Total	$234,403	$221,640

F.Goodwill
On August 3, 2021, Mercury announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company's value creation at scale. The goal of 1MPACT is to achieve Mercury's full growth, margin expansion and adjusted EBITDA potential over the next five years. In connection with 1MPACT, the Company realigned its internal organizational structure in the first quarter of fiscal 2022 shifting to two divisions, Processing and Microelectronics. The Mission division has now merged under the Processing division. There was no change to the Microelectronics division.
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two divisions: Processing and Microelectronics. Accordingly, these were determined to be the Company's new reporting units.
The internal reorganization and change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the reorganization. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization.
In the first quarter ended October 1, 2021, the Company assigned goodwill to the new reporting units based on the relative fair value of transferred operations.
The following table sets forth the changes in the carrying amount of goodwill for the first quarter ended October 1, 2021:

Total
Balance at July 2, 2021	$804,906
Goodwill adjustment for the POC acquisition	157
Goodwill adjustment for the Pentek acquisition	252
Balance at October 1, 2021	$805,315
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.
G.Restructuring
During the first quarter ended October 1, 2021, the Company incurred $12,274 of restructuring and other charges. Restructuring and other charges of $7,338 related to severance costs associated with the elimination of 100 employees in manufacturing, SG&A and R&D based on changes in the business environment and to align with the internal organizational changes completed under 1MPACT. The remaining $4,936 of restructuring and other charges related to third-party consulting costs associated with 1MPACT.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Balance at July 2, 2021	$1,006
Restructuring and other charges	7,338
Cash paid	(2,009)
Balance at October 1, 2021	$6,335

H.Income Taxes
The Company recorded an income tax (benefit) provision of $(441) and $2,198 on a (loss) income before income taxes of $(7,581) and $17,996 for the first quarters ended October 1, 2021 and October 2, 2020, respectively.
During the first quarters ended October 1, 2021 and October 2, 2020, the Company recognized a discrete tax provision of $715 related to stock-based compensation shortfalls and a discrete tax benefit of $2,480 related to excess benefits on stock-based compensation.
The effective tax rate for the first quarters ended October 1, 2021 and October 2, 2020 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the first quarter ended October 1, 2021, the Company had certain unbenefited deferred tax assets.
During the first quarter ended October 1, 2021, there were no material changes to the Company's unrecognized tax positions.
Within the calculation of the Company's annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of October 1, 2021, the Company's outstanding balance of unamortized deferred financing costs was $2,689, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight line basis over the term of the Revolver.
As of October 1, 2021, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $200,000 against the Revolver, resulting in interest expense of $595 for the first quarter ended October 1, 2021. There were outstanding letters of credit of $963 as of October 1, 2021.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at October 1, 2021 was a net liability of $9,691, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $48 and $31 in AOCL during the first quarters ended October 1, 2021 and October 2, 2020, respectively. The Company recognized net periodic benefit costs of $269 and $413 associated with the Plan for the first quarters ended October 1, 2021 and October 2, 2020, respectively. The Company's total expected employer contributions to the Plan during fiscal 2022 are $1,165.

K.Stock-Based Compensation
STOCK INCENTIVE PLANS
At October 1, 2021, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 6,782 shares, including 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,529 shares available for future grant under the 2018 Plan at October 1, 2021.
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
EMPLOYEE STOCK PURCHASE PLAN
At October 1, 2021, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the first quarters ended October 1, 2021 and October 2, 2020, respectively. Shares available for future purchase under the ESPP totaled 428 at October 1, 2021.
STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 2, 2021:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2021	1,013	$70.77
Granted	680	51.33
Vested	(398)	60.20
Forfeited	(98)	70.24
Outstanding at October 1, 2021	1,197	$63.28

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $767 and $796 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended October 1, 2021 and July 2, 2021, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Cost of revenues	$559	$295
Selling, general and administrative	7,561	5,676
Research and development	1,407	1,213
Stock-based compensation expense before tax	9,527	7,184
Income taxes	(2,477)	(1,868)
Stock-based compensation expense, net of income taxes	$7,050	$5,316

L.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. During the first quarter of fiscal 2022, the Company announced its 1MPACT value creation initiative to promote scale as the organization continues to grow. The Company evaluated this internal reorganization under FASB ASC 280, Segment Reporting ("ASC 280") to determine whether this change has impacted the Company's single operating and reportable segment. The Company concluded this change had no effect given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED OCTOBER 1, 2021
Net revenues to unaffiliated customers	$213,741	$11,187	$85	$—	$225,013
Inter-geographic revenues	1,559	729	—	(2,288)	—
Net revenues	$215,300	$11,916	$85	$(2,288)	$225,013
FIRST QUARTER ENDED OCTOBER 2, 2020
Net revenues to unaffiliated customers	$195,847	$9,663	$111	$—	$205,621
Inter-geographic revenues	240	344	—	(584)	—
Net revenues	$196,087	$10,007	$111	$(584)	$205,621
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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Domestic(1)	$189,248	$178,743
International/Foreign Military Sales(2)	35,765	26,878
Total Net Revenue	$225,013	$205,621
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

The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Radar(1)	$58,904	$72,409
Electronic Warfare(2)	33,941	36,888
Other Sensor & Effector(3)	31,442	23,095
Total Sensor & Effector	124,287	132,392
C4I(4)	83,401	53,781
Other(5)	17,325	19,448
Total Net Revenue	$225,013	$205,621
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
    (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Components(1)	$35,065	$50,296
Modules and Sub-assemblies(2)	59,030	17,466
Integrated Subsystems(3)	130,918	137,859
Total Net Revenue	$225,013	$205,621
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
The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	October 1, 2021	October 2, 2020
Airborne(1)	$116,564	$87,249
Land(2)	35,857	37,551
Naval(3)	39,977	46,282
Other(4)	32,615	34,539
Total Net Revenues	$225,013	$205,621

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
October 1, 2021	$123,581	$5,108	$5	$—	$128,694
July 2, 2021	$123,009	$5,509	$6	$—	$128,524
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	October 1, 2021	October 2, 2020
U.S. Navy	17%	*
Raytheon Technologies	14%	23%
Lockheed Martin Corporation	13%	19%
	44%	42%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended October 1, 2021 and October 2, 2020.
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
PURCHASE COMMITMENTS
As of October 1, 2021, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $154,689.
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
N.Subsequent Events
AVALEX ACQUISITION
On September 27, 2021, the Company announced that it has signed a definitive agreement to acquire Avalex. On November 5, 2021, the Company closed its acquisition of Avalex for an all-cash purchase of $155,000 subject to net working capital and net debt adjustments. Based in Gulf Breeze, Florida. Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders, and warning systems. Upon completion of the acquisition, Avalex will become part of the Company's Processing division. The Company has not completed its preliminary purchase price allocation for Avalex as not all information required for the analysis was available.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2021. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of October 1, 2021, we had 2,239 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. Mercury is strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended October 1, 2021 were $225.0 million, $41.3 million, $(7.1) million, $(0.13), $0.41, and $38.3 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
We continue to monitor the COVID pandemic and adapt our policies and programs as needed to protect the health, safety and livelihoods of our people. On September 9, 2021, President Biden signed an executive order directing executive departments and agencies to ensure that certain contracts had COVID-19 health and safety provisions, which included requirements for vaccinated employees, masking and physical distancing, and workplace safety coordinators. We are requiring all employees in the U.S. to become fully vaccinated from COVID-19 except in limited circumstances as allowed under the mandate. We are also complying with requirements for masking and physical distancing in the workplace and have maintained an internal task force to coordinate COVID-19 workplace safety efforts since the start of the pandemic.
1MPACT
On August 3, 2021, we announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve our full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014 and through the first quarter ended October 1, 2021, we have completed 13 acquisitions, deploying $1.2 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, we have extracted substantial revenue and cost synergies from each of these individual acquisitions. Now, as we approach the milestone of $1 billion of revenue, we believe there is significant opportunity to realize further scale through consolidating and streamlining our internal organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT is led by our new Chief Transformation Officer, Thomas Huber, and focuses on six major areas: organization efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; capital and asset efficiency; and scalable common processes and systems.

RESULTS OF OPERATIONS:
Results of operations for the first quarter ended October 1, 2021 includes a full period of results from the acquisitions of Physical Optics Corporation ("POC") and Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek"). Results of operations for the first quarter ended October 2, 2020 do not include results from POC or Pentek. Accordingly, the periods presented below are not directly comparable.
The first quarter ended October 1, 2021 compared to the first quarter ended October 2, 2020
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	October 1, 2021	As a % of Total Net Revenue	October 2, 2020	As a % of Total Net Revenue
Net revenues	$225,013	100.0%	$205,621	100.0%
Cost of revenues	136,604	60.7	117,502	57.1
Gross margin	88,409	39.3	88,119	42.9
Operating expenses:
Selling, general and administrative	36,956	16.4	32,904	16.0
Research and development	28,882	12.8	27,417	13.3
Amortization of intangible assets	13,734	6.1	7,731	3.8
Restructuring and other charges	12,274	5.5	1,297	0.6
Acquisition costs and other related expenses	2,138	1.0	—	—
Total operating expenses	93,984	41.8	69,349	33.7
(Loss) income from operations	(5,575)	(2.5)	18,770	9.1
Interest income	9	—	72	—
Interest expense	(595)	(0.3)	—	—
Other expense, net	(1,420)	(0.6)	(846)	(0.3)
(Loss) income before income taxes	(7,581)	(3.4)	17,996	8.8
Income tax (benefit) provision	(441)	(0.2)	2,198	1.1
Net (loss) income	$(7,140)	(3.2)%	$15,798	7.7%
REVENUES
Total revenues increased $19.4 million, or 9.4%, to $225.0 million during the first quarter ended October 1, 2021, as compared to $205.6 million during the first quarter ended October 2, 2020, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to an additional $41.3 million of acquired revenues from the POC and Pentek businesses, partially offset by $21.9 million less organic revenues. These increases were driven by modules and sub-assemblies which increased $41.6 million or 238% which was partially offset by decreases in components and integrated subsystems of $15.2 million and $7.0 million, respectively. The increase in total revenue was primarily from the C4I and other sensor and effector end applications which increased $29.6 million and $8.3 million, respectively and were partially offset by a $13.5 million decrease to radar application. The increase was primarily across the airborne platform which grew $29.3 million during the first quarter ended October 1, 2021. The largest program increases were related to the MH-60 program, a classified C2 program and a classified radar program. There were no programs comprising 10% or more of our revenues for the first quarters ended October 1, 2021 or October 2, 2020. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 39.3% for the first quarter ended October 1, 2021, a decrease of 360 basis points from the 42.9% gross margin achieved during the first quarter ended October 2, 2020. The lower gross margin was primarily driven by program mix, including the acquisition of POC, which carries lower margins than the organic business, and higher volume of Customer Funded Research and Development (“CRAD”). CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. CRAD, including POC, increased $14.5 million in the quarter. Due to the nature of these efforts, they typically carry a lower margin but serve as a precursor to higher margin production orders over time. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. These gross margin decreases were partially offset by $1.8 million gross margin benefit from fair value adjustments from purchase accounting and $1.7 million less COVID expenses.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.1 million, or 12.3%, to $37.0 million during the first quarter ended October 1, 2021, as compared to $32.9 million in the first quarter ended October 2, 2020. The increase was primarily related to the recent acquisitions of POC and Pentek, which contributed $3.3 million of incremental cost. Selling, general and administrative expenses increased as a percentage of revenue to 16.4% for the first quarter ended October 1, 2021 from 16.0% for the first quarter ended October 2, 2020 as a result of lower overall operating leverage in the quarter.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.5 million, or 5.3%, to $28.9 million during the first quarter ended October 1, 2021, as compared to $27.4 million during the first quarter ended October 2, 2020. The increase was primarily related to $1.0 million of incremental expenses from the recent acquisitions of POC and Pentek as well as continued investment in internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and our trusted custom microelectronics business. Research and development expenses accounted for 12.8% and 13.3% of our revenues for the first quarters ended October 1, 2021 and October 2, 2020, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $6.0 million to $13.7 million during the first quarter ended October 1, 2021, as compared to $7.7 million during the first quarter ended October 2, 2020, primarily due to the acquisitions of POC and Pentek.
RESTRUCTURING AND OTHER CHARGES
During the first quarter ended October 1, 2021, the Company incurred $12.3 million of restructuring and other charges, as compared to $1.3 million during the first quarter ended October 2, 2020. Restructuring and other charges of $7.3 million related to severance costs associated with the elimination of 100 employees based on changes in the business environment and alignment with the internal organizational changes completed under 1MPACT. The remaining $4.9 million of restructuring and other charges related to third-party consulting costs associated with 1MPACT.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.1 million during the first quarter ended October 1, 2021. The acquisition costs and other related expenses during the first quarter ended October 1, 2021 were primarily related to costs associated with signing a definitive agreement to acquire Avalex Technologies Corporation ("Avalex") and other M&A activities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
Interest income decreased to less than $0.1 million during the first quarter ended October 1, 2021, as compared to $0.1 million for the first quarter ended October 2, 2020. This was driven by lower cash on hand during the first quarter ended October 1, 2021, as compared to the prior year.
INTEREST EXPENSE
We incurred $0.6 million of interest expense during the first quarter ended October 1, 2021, related to the $200.0 million balance on our Revolver to facilitate the acquisitions of POC and Pentek during fiscal 2021.

OTHER EXPENSE, NET
Other expense, net increased to $1.4 million during the first quarter ended October 1, 2021, as compared to $0.8 million during the first quarter ended October 2, 2020. The first quarter ended October 1, 2021 includes net foreign currency translation losses of $0.5 million and $0.2 million less of financing and registration costs, partially offset by $0.2 million of additional litigation and settlement costs. The first quarter ended October 2, 2020 includes net foreign currency translation gains of $0.2 million.
INCOME TAXES
We recorded an income tax (benefit) provision of $(0.4) million and $2.2 million on a (loss) income before income taxes of $(7.6) million and $18.0 million for the first quarters ended October 1, 2021 and October 2, 2020, respectively.
During the first quarters ended October 1, 2021 and October 2, 2020, we recognized a discrete tax provision of $0.7 million related to stock-based compensation shortfalls and a discrete tax benefit of $2.5 million related to excess benefits on stock-based compensation, respectively.
The effective tax rate for the first quarters ended October 1, 2021 and October 2, 2020 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the first quarter ended October 1, 2021, we had certain unbenefited deferred tax assets.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in improvements to our facilities, continuous evaluation of potential acquisition opportunities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics. Our facilities improvements include expansion of our trusted custom microelectronics and mission computing businesses during fiscal 2022.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of October 1, 2021, we had $200.0 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	October 1, 2021	October 2, 2020
Net cash (used in) provided by operating activities	$(2,006)	$22,929
Net cash used in investing activities	$(8,614)	$(10,978)
Net cash used in financing activities	$(7,316)	$(64)
Net (decrease) increase in cash and cash equivalents	$(18,035)	$12,284
Cash and cash equivalents at end of period	$95,804	$239,122
Our cash and cash equivalents decreased by $18.0 million from July 2, 2021 to October 1, 2021, primarily as the result of the $7.3 million share repurchase and retirement of common stock used to settle individual tax liabilities, $5.4 million invested in purchases of property and equipment and $3.2 million of other investing activities.
Operating Activities
During the first quarter ended October 1, 2021, we had an outflow of $2.0 million in cash from operating activities, as compared to $22.9 million of cash generated from operating activities for the first quarter ended October 2, 2020. The decrease was primarily due to the net loss of $7.1 million, including cash outflows for restructuring and other charges associated with 1MPACT as well as acquisition costs primarily associated with the Avalex acquisition. In addition, the decrease was due to lower deferred revenue and customer advances, higher unbilled receivables and costs in excess of billings as well as income tax payments. These decreases were partially offset by lower cash outflows for accounts payable, accrued expenses and accrued compensation.
Investing Activities
During the first quarter ended October 1, 2021, we invested $8.6 million, a decrease of $2.4 million, as compared to the first quarter ended October 2, 2020. The decrease was driven by $5.6 million lower purchases of property and equipment, partially offset by $3.2 million of other investing activity during the first quarter ended October 1, 2021.
Financing Activities
During the first quarter ended October 1, 2021, we used $7.3 million of cash payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with the annual vesting of restricted stock awards, as compared to $0.1 million in the first quarter ended October 2, 2020.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at October 1, 2021:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$154,689	$154,689	$—	$—	$—
Operating leases	100,950	14,478	25,875	21,374	39,223
	$255,639	$169,167	$25,875	$21,374	$39,223
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $154.7 million at October 1, 2021.
We have a liability at October 1, 2021 of $7.5 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
We may elect from time to time to purchase and subsequently retire shares of common stock in order to settle employees' tax liabilities associated with vesting of a restricted stock award. These transactions are treated as a use of cash in financing activities in our Consolidated Statements of Cash Flows.
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

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	October 1, 2021	October 2, 2020
Net (loss) income	$(7,140)	$15,798
Other non-operating adjustments, net	417	(182)
Interest expense (income), net	586	(72)
Income tax (benefit) provision	(441)	2,198
Depreciation	7,756	5,266
Amortization of intangible assets	13,734	7,731
Restructuring and other charges	12,274	1,297
Impairment of long-lived assets	—	—
Acquisition and financing costs	2,633	841
Fair value adjustments from purchase accounting	(1,661)	—
Litigation and settlement expense, net	376	187
COVID related expenses	183	2,319
Stock-based and other non-cash compensation expense	9,573	7,367
Adjusted EBITDA	$38,290	$42,750
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

The following tables reconcile net (loss) income and diluted (loss) earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	October 1, 2021		October 2, 2020
Net (loss) income and diluted (loss) earnings per share	$(7,140)	$(0.13)	$15,798	$0.29
Other non-operating adjustments, net	417		(182)
Amortization of intangible assets	13,734		7,731
Restructuring and other charges	12,274		1,297
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,633		841
Fair value adjustments from purchase accounting	(1,661)		—
Litigation and settlement expense, net	376		187
COVID related expenses	183		2,319
Stock-based and other non-cash compensation expense	9,573		7,367
Impact to income taxes(1)	(7,829)		(7,024)
Adjusted income and adjusted earnings per share	$22,560	$0.41	$28,334	$0.51

Diluted weighted-average shares outstanding		55,376		55,339
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

The following table reconciles cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	October 1, 2021	October 2, 2020
Cash (used in) provided by operating activities	$(2,006)	$22,929
Purchase of property and equipment	(5,377)	(10,978)
Free cash flow	$(7,383)	$11,951
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the first quarters ended October 1, 2021 and October 2, 2020, respectively:

(In thousands)	October 1, 2021	As a % of Total Net Revenue	October 2, 2020	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$183,732	82%	$205,621	100%	$(21,889)	(11)%
Acquired revenue	41,281	18%	—	—%	41,281	100%
Total revenues	$225,013	100%	$205,621	100%	$19,392	9%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 2, 2021 to October 1, 2021.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 1, 2021. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the POC and Pentek businesses into our overall internal control over financial reporting environment.

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
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021. There have been no changes from the factors disclosed in our 2021 Annual Report on Form 10-K filed on August 17, 2021, although we may disclose changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 9, 2021.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer