Form 10-Q
period 2021-12-31
MERCURY SYSTEMS INC
filed 2022-02-08
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-23599
________________________________________________________________
MERCURY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Massachusetts		04-2741391
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

50 MINUTEMAN ROAD		01810
ANDOVER	MA
(Address of principal executive offices)		(Zip Code)
978-256-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MRCY	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market
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

Shares of Common Stock outstanding as of January 31, 2022 56,753,766 shares

MERCURY SYSTEMS, INC.
INDEX

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of December 31, 2021 and July 2, 2021	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the second quarters and six months ended December 31, 2021 and January 1, 2021	4

	Consolidated Statements of Shareholders’ Equity for the second quarters and six months ended December 31, 2021 and January 1, 2021	5

	Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and January 1, 2021	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38

	Signatures	39

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2021	July 2, 2021
Assets
Current assets:
Cash and cash equivalents	$105,169	$113,839
Accounts receivable, net of allowance for credit losses of $1,833 and $1,720 at December 31, 2021 and July 2, 2021, respectively	126,325	128,807
Unbilled receivables and costs in excess of billings	193,803	162,921
Inventory	251,272	221,640
Prepaid income taxes	16,070	782
Prepaid expenses and other current assets	16,153	15,111
Total current assets	708,792	643,100
Property and equipment, net	127,385	128,524
Goodwill	942,346	804,906
Intangible assets, net	376,091	307,559
Operating lease right-of-use assets	71,974	66,373
Other non-current assets	4,186	4,675
Total assets	$2,230,774	$1,955,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,389	$47,951
Accrued expenses	31,391	24,652
Accrued compensation	37,952	40,043
Deferred revenues and customer advances	34,940	38,177
Total current liabilities	163,672	150,823
Deferred income taxes	29,561	28,810
Income taxes payable	8,160	7,467
Long-term debt	451,500	200,000
Operating lease liabilities	75,108	71,508
Other non-current liabilities	15,652	12,383
Total liabilities	743,653	470,991
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,583,012 and 55,241,120 shares issued and outstanding at December 31, 2021 and July 2, 2021, respectively	556	552
Additional paid-in capital	1,122,113	1,109,434
Retained earnings	364,720	374,499
Accumulated other comprehensive loss	(268)	(339)
Total shareholders’ equity	1,487,121	1,484,146
Total liabilities and shareholders’ equity	$2,230,774	$1,955,137

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net revenues	$220,380	$210,676	$445,393	$416,297
Cost of revenues	133,158	122,009	269,762	239,511
Gross margin	87,222	88,667	175,631	176,786
Operating expenses:
Selling, general and administrative	36,810	31,596	73,766	64,500
Research and development	28,335	28,128	57,217	55,545
Amortization of intangible assets	16,002	7,643	29,736	15,374
Restructuring and other charges	3,802	951	16,076	2,248
Acquisition costs and other related expenses	2,660	2,236	4,798	2,236
Total operating expenses	87,609	70,554	181,593	139,903
(Loss) income from operations	(387)	18,113	(5,962)	36,883
Interest income	5	60	14	132
Interest expense	(1,094)	(73)	(1,689)	(73)
Other expense, net	(1,318)	(981)	(2,738)	(1,827)
(Loss) income before income taxes	(2,794)	17,119	(10,375)	35,115
Income tax (benefit) provision	(155)	4,433	(596)	6,631
Net (loss) income	$(2,639)	$12,686	$(9,779)	$28,484
Basic net (loss) earnings per share	$(0.05)	$0.23	$(0.18)	$0.52
Diluted net (loss) earnings per share	$(0.05)	$0.23	$(0.18)	$0.51

Weighted-average shares outstanding:
Basic	55,520	55,070	55,448	54,976
Diluted	55,520	55,434	55,448	55,385

Comprehensive (loss) income:
Net (loss) income	$(2,639)	$12,686	$(9,779)	$28,484
Foreign currency translation adjustments	(269)	(658)	(25)	(759)
Pension benefit plan, net of tax	48	31	96	62
Total other comprehensive (loss) income, net of tax	(221)	(627)	71	(697)
Total comprehensive (loss) income	$(2,860)	$12,059	$(9,708)	$27,787
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2021	55,501	$555	$1,111,613	$367,359	$(47)	$1,479,480
Issuance of common stock under employee stock incentive plans	31	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Purchase and retirement of common stock	(3)	—	(183)	—	—	(183)
Stock-based compensation	—	—	8,168	—	—	8,168
Net loss	—	—	—	(2,639)	—	(2,639)
Other comprehensive loss	—	—	—	—	(221)	(221)
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121

	For the Second Quarter Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 2, 2020	55,045	$550	$1,082,044	$328,253	$(2,955)	$1,407,892
Issuance of common stock under employee stock incentive plans	38	1	1	—	—	2
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Stock-based compensation	—	—	7,494	—	—	7,494
Net income	—	—	—	12,686	—	12,686
Other comprehensive loss	—	—	—	—	(627)	(627)
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631

	For the Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	429	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Purchase and retirement of common stock	(141)	(1)	(7,498)	—	—	(7,499)
Stock-based compensation	—	—	17,666	—	—	17,666
Net loss	—	—	—	(9,779)	—	(9,779)
Other comprehensive income	—	—	—	—	71	71
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121

	For the Six Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	382	4	—	—	—	4
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	14,938	—	—	14,938
Net income	—	—	—	28,484	—	28,484
Other comprehensive loss	—	—	—	—	(697)	(697)
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2021	January 1, 2021
Cash flows from operating activities:
Net (loss) income	$(9,779)	$28,484
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	45,556	26,281
Stock-based compensation expense	17,375	14,454
Benefit for deferred income taxes	(4,206)	(3,773)
Other non-cash items	(1,604)	2,217
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(17,937)	(6,802)
Inventory	(20,425)	(29,121)
Prepaid income taxes	(13,572)	1,809
Prepaid expenses and other current assets	(245)	1,052
Other non-current assets	1,004	698
Accounts payable, accrued expenses, and accrued compensation	13,294	(1,924)
Deferred revenues and customer advances	(1,148)	13,719
Income taxes payable	(9)	(131)
Other non-current liabilities	(3,486)	(95)
Net cash provided by operating activities	4,818	46,868
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(243,255)	(243,637)
Purchases of property and equipment	(13,404)	(24,753)
Other investing activities	(3,231)	—
Proceeds from sale of investment	—	1,538
Net cash used in investing activities	(259,890)	(266,852)
Cash flows from financing activities:
Proceeds from employee stock plans	2,516	3,188
Borrowings under credit facilities	251,500	160,000
Purchase and retirement of common stock	(7,499)	(66)
Net cash provided by financing activities	246,517	163,122
Effect of exchange rate changes on cash and cash equivalents	(115)	763
Net decrease in cash and cash equivalents	(8,670)	(56,099)
Cash and cash equivalents at beginning of period	113,839	226,838
Cash and cash equivalents at end of period	$105,169	$170,739
Cash paid during the period for:
Interest	$890	$—
Income taxes	$17,808	$7,942
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$3,230	$427
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 2, 2021 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021. The results for the second quarter and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the second quarter of fiscal 2022 are to the quarter ended December 31, 2021. There were 13 weeks during the second quarters ended December 31, 2021 and January 1, 2021, respectively. There were 26 weeks during the six months ended December 31, 2021 and January 1, 2021, respectively.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 52% and 49% of revenues for the second quarter and six months ended December 31, 2021, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 61% and 62% of revenues for the second quarter and six months ended January 1, 2021, respectively.
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
Total revenue recognized under long-term contracts over time was 48% and 51% of total revenues for the second quarter and six months ended December 31, 2021, respectively. Total revenue recognized under long-term contracts over time was 39% and 38% of total revenues for the second quarter and six months ended January 1, 2021, respectively.
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
All revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes). Refer to Note M for disaggregation of revenue for the period.
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
The contract asset balances were $193,803 and $162,921 as of December 31, 2021 and July 2, 2021, respectively. The contract asset balance increased due to growth in revenue recognized over time and timing of milestone billings under long-term contracts during the six months ended December 31, 2021. The contract liability balances were $34,410 and $35,201 as of December 31, 2021 and July 2, 2021, respectively. The decrease was due to timing of milestone billings across multiple programs.
Revenue recognized for the second quarter and six months ended December 31, 2021 that was included in the contract liability balance at July 2, 2021 was $5,151 and $18,288, respectively. Revenue recognized for the second quarter and six months ended January 1, 2021 that was included in the contract liability balance at July 3, 2020 was $4,336 and $13,366, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $441,675. The Company expects to recognize approximately 59% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Basic weighted-average shares outstanding	55,520	55,070	55,448	54,976
Effect of dilutive equity instruments	—	364	—	409
Diluted weighted-average shares outstanding	55,520	55,434	55,448	55,385
Equity instruments to purchase 408 and 434 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 31, 2021, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 114 and 2 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended January 1, 2021, respectively, because the equity instruments were anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect this adoption to have a material impact to the Company's consolidated financial statements or related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for convertible debt securities. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, including adoption in an interim period. The Company does not expect this adoption to have a material impact to the Company's consolidated financial statements or related disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Under current U.S. GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard may have on its consolidated financial statements and related disclosures.
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

C. Acquisitions
ATLANTA MICRO ACQUISITION
On November 29, 2021, the Company acquired Atlanta Micro, Inc. ("Atlanta Micro") for a purchase price of $90,000, subject to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits (MMICs) which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. The Company funded the acquisition through the Company's existing revolving credit facility (the "Revolver").
The following table presents the net purchase price and the fair values of the assets and liabilities of Atlanta Micro on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$91,438
Working capital and net debt adjustment	(474)
Less cash acquired	(1,782)
Net purchase price	$89,182

Fair value of tangible assets acquired and liabilities assumed
Cash	$1,782
Accounts receivable	1,568
Inventory	4,044
Fixed assets	547
Other current and non-current assets	2,043
Accounts payable	(529)
Accrued expenses	(661)
Other current and non-current liabilities	(9,733)
Fair value of net tangible assets acquired	(939)
Fair value of identifiable intangible assets	30,263
Goodwill	61,640
Fair value of net assets acquired	90,964
Less cash acquired	(1,782)
Net purchase price	$89,182

The amounts above represent the preliminary fair value estimates as of December 31, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $18,450 with a useful life of 11 years, completed technology of $9,450 with a useful life of 10 years and backlog of $2,363 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $61,640 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Microelectronics reporting unit. The revenues and loss before income taxes from Atlanta Micro included in the Company's consolidated results for the second quarter ended December 31, 2021 were $1,617 and $(220), respectively.

AVALEX ACQUISITION
On September 27, 2021, the Company signed a definitive agreement to acquire Avalex Technologies (“Avalex”) for a purchase price of $155,000, subject to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and the Company acquired Avalex. Based in Gulf Breeze, Florida, Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders, and warning systems. The Company funded the acquisition with the Company's Revolver.
The following table presents the net purchase price and the fair values of the assets and liabilities of Avalex on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$157,367
Working capital and net debt adjustment	(1,185)
Less cash acquired	(2,188)
Net purchase price	$153,994

Fair value of tangible assets acquired and liabilities assumed
Cash	$2,188
Accounts receivable and unbilled receivables	5,317
Inventory	6,055
Fixed assets	1,245
Other current and non-current assets	5,195
Accounts payable	(1,700)
Accrued expenses	(1,147)
Other current and non-current liabilities	(4,787)
Fair value of net tangible assets acquired	12,366
Fair value of identifiable intangible assets	61,360
Goodwill	82,456
Fair value of net assets acquired	156,182
Less cash acquired	(2,188)
Net purchase price	$153,994

The amounts above represent the preliminary fair value estimates as of December 31, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $41,880 with a useful life of 9 years, completed technology of $14,430 with a useful life of 7 years and backlog of $5,050 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $82,456 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Processing reporting unit. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 31, 2021, the Company had $82,700 of goodwill deductible for tax purposes. The revenues and loss before income taxes from Avalex included in the Company's consolidated results for the second quarter ended December 31, 2021 were $4,427 and $(1,097), respectively.

PENTEK ACQUISITION
On May 27, 2021, the Company acquired Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek"). for a purchase price of $65,000, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and the Company's Revolver. On October 13, 2021, the Company and former owners of Pentek agreed to post closing adjustments totaling $79, which increased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Pentek on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$65,668
Working capital and net debt adjustment	79
Less cash acquired	(746)
Net purchase price	$65,001

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$746
Accounts receivable	1,370
Inventory	6,575
Fixed assets	152
Other current and non-current assets	2,864
Accounts payable	(1,016)
Accrued expenses	(520)
Other current and non-current liabilities	(4,097)
Estimated fair value of net tangible assets acquired	6,074
Estimated fair value of identifiable intangible assets	24,110
Estimated goodwill	35,563
Estimated fair value of net assets acquired	65,747
Less cash acquired	(746)
Net purchase price	$65,001
The amounts above represent the preliminary fair value estimates as of December 31, 2021 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $15,560 with a useful life of 21 years, completed technology of $6,340 with a useful life of seven years and backlog of $2,210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $35,563 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is included in the Microelectronics reporting unit. The transaction was a combination of asset and stock, with the asset portion of goodwill being deductible for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of December 31, 2021, the Company had $29,216 of goodwill deductible for tax purposes.

PHYSICAL OPTICS CORPORATION ACQUISITION
On December 7, 2020, the Company signed a definitive agreement to acquire Physical Optics Corporation ("POC") for a purchase price of $310,000, subject to net working capital and net debt adjustments. On December 30, 2020, the transaction closed and the Company acquired POC. Based in Torrance, California, POC expands the Company's global avionics business and its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and the Company's Revolver. On May 28, 2021, the Company and representative of the former owners of POC agreed to post closing-adjustments totaling $2,641, which increased the Company’s net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of POC:

Amounts
Consideration transferred
Cash paid at closing	$251,229
Cash paid post closing	61,626
Working capital and net debt adjustment	(2,096)
Less cash acquired	(2,855)
Net purchase price	$307,904

Fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable and unbilled receivables	31,255
Inventory	11,125
Fixed assets	23,236
Other current and non-current assets	18,173
Accounts payable	(3,777)
Accrued expenses	(6,266)
Other current and non-current liabilities	(30,107)
Fair value of net tangible assets acquired	46,494
Fair value of identifiable intangible assets	116,000
Goodwill	148,265
Fair value of net assets acquired	310,759
Less cash acquired	(2,855)
Net purchase price	$307,904

On December 30, 2021, the measurement period for POC expired. The identifiable intangible assets include customer relationships of $83,000 with a useful life of 11 years, completed technology of $25,000 with a useful life of 9 years and backlog of $8,000 with a useful life of one year.
The goodwill of $148,265 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Processing reporting unit.
D.Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. As of December 31, 2021, the Company had no material financial instruments required to be measured at fair value.

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

	As of
	December 31, 2021	July 2, 2021
Raw materials	$159,780	$141,774
Work in process	64,706	58,087
Finished goods	26,786	21,779
Total	$251,272	$221,640
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
The following table sets forth the changes in the carrying amount of goodwill for the six months ended December 31, 2021:

Total
Balance at July 2, 2021	$804,906
Goodwill adjustment for the POC acquisition	(6,994)
Goodwill adjustment for the Pentek acquisition	338
Goodwill arising from the Avalex acquisition	82,456
Goodwill arising from the Atlanta Micro acquisition	61,640
Balance at December 31, 2021	$942,346
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring
During the six months ended December 31, 2021, the Company incurred $16,076 of restructuring and other charges. Restructuring and other charges of $8,667 related to third-party consulting costs associated with 1MPACT. The remaining $7,409 related to severance costs associated with the elimination of approximately 100 employees in manufacturing, SG&A and R&D based on changes in the business environment and to align with the internal organizational changes completed under 1MPACT.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s restructuring plans:

Severance & Related
Balance at July 2, 2021	$1,006
Restructuring charges	7,409
Cash paid	(2,710)
Balance at December 31, 2021	$5,705
H.Income Taxes
The Company recorded an income tax (benefit) provision of $(155) and $4,433 on a (loss) income before income taxes of $(2,794) and $17,119 for the second quarters ended December 31, 2021 and January 1, 2021, respectively. The Company recorded an income tax (benefit) provision of $(596) and $6,631 on (loss) income before income taxes of $(10,375) and $35,115 for the six months ended December 31, 2021 and January 1, 2021, respectively.
During the second quarters ended December 31, 2021 and January 1, 2021, the Company recognized a discrete tax provision (benefit) of $163 and $(130) related to stock-based compensation shortfalls and windfalls, respectively. During the six months ended December 31, 2021 and January 1, 2021, the Company recognized a discrete tax provision (benefit) of $878 and $(2,610) related to stock-based compensation shortfalls and windfalls, respectively.
The effective tax rate for the second quarters and six months ended December 31, 2021 and January 1, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the second quarter ended December 31, 2021, the Company had certain unbenefited deferred tax assets.
During the second quarter ended December 31, 2021, the Company recorded an unrecognized tax benefit of $693 related to acquired research and development carryforward credits.
Within the calculation of the Company's annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
I.Debt
REVOLVING CREDIT FACILITY
On September 28, 2018, the Company amended the Revolver to increase and extend the borrowing capacity to a $750,000, 5-year revolving credit line, with the maturity extended to September 28, 2023. As of December 31, 2021, the Company's outstanding balance of unamortized deferred financing costs was $2,353, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight line basis over the term of the Revolver.
As of December 31, 2021, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $451,500 against the Revolver, resulting in interest expense of $1,094 and $1,689 for the second quarter and six months ended December 31, 2021, respectively. There were outstanding letters of credit of $963 as of December 31, 2021.

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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 31, 2021 was a net liability of $9,833, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $48 and $96 in AOCL during the second quarter and six months ended December 31, 2021. The Company recorded a net gain of $31 and $62 in AOCL during the second quarter and six months ended January 1, 2021. The Company recognized net periodic benefit costs of $269 and $538 associated with the Plan for the second quarter and six months ended December 31, 2021. The Company recognized net periodic benefit costs of $420 and $833 associated with the Plan for the second quarter and six months ended January 1, 2021, respectively. The Company's total expected employer contributions to the Plan during fiscal 2022 are $1,165.
K.     Shareholders' Equity
STOCKHOLDER RIGHTS PLAN
On December 27, 2021, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”), payable on January 10, 2022, for each outstanding share of common stock par value $0.01 per share to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company a unit of Series A Junior Preferred Stock, par value $0.01 per share, of the Company at a designated price per unit, subject to adjustment. The Rights will initially trade with, and will be inseparable from, the shares of common stock.
The Rights will generally become exercisable if any person or group, other than certain exempt persons, acquires beneficial ownership of 7.5% (or 10% in the case of certain passive investors) or more of common stock outstanding (an “Acquiring Person”). If a person or group becomes an Acquiring Person, then each Right, other than those held by the Acquiring Person, will entitle its holder to purchase units of Series A Junior Preferred Stock (or, in certain circumstances, cash, assets or other securities of the Company) having a market value equal to twice the then-current market price per unit of Preferred Stock. In certain other circumstances including consolidation or merger with the Company, each Right, other than those held by the Acquiring Person, will entitle its holder to receive common stock of the person acquiring the Company or its ultimate parent entity, as applicable, having a value equal to two times then-current market price per share of common stock.
Each Unit of Preferred Stock, if issued:
• will entitle holders to certain dividend and liquidation payments;
• will not be redeemable;
• will entitle holders to one vote, voting together with shares of common stock;
• will entitle holders, if shares of common stock are exchanged via merger, consolidation, or a similar transaction, to a per share payment equal to the payment made on one share of Company Common Stock; and
• will be protected by customary anti-dilution provisions with respect to dividends, liquidation and voting rights, and in the event of mergers and consolidations.
The Rights Agreement will continue in effect until December 26, 2022, or unless earlier redeemed or terminated by the Company's Board of Directors, as provided in the Rights Agreement. The Board of Directors shall have the right to adjust, among other things, the exercise price, as well as the number of Units of Preferred Stock issuable, and the number of outstanding Rights to prevent dilution that may occur from a share dividend, a share split, or a reclassification of the Preferred Stock. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.
Additional details about the Rights Agreement are contained in the Current Report on Form 8-K filed by the Company with the SEC on December 29, 2021.

L.Stock-Based Compensation
STOCK INCENTIVE PLANS
At December 31, 2021, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 6,782 shares, including 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,380 shares available for future grant under the 2018 Plan at December 31, 2021.
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
EMPLOYEE STOCK PURCHASE PLAN
At December 31, 2021, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 54 and 46 shares issued under the ESPP during the six months ended December 31, 2021 and January 1, 2021, respectively. Shares available for future purchase under the ESPP totaled 374 at December 31, 2021.
STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 2, 2021:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2021	1,013	$70.77
Granted	828	51.37
Vested	(429)	52.91
Forfeited	(157)	68.62
Outstanding at December 31, 2021	1,255	$64.31

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,087 and $796 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended December 31, 2021 and July 2, 2021, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Cost of revenues	$322	$369	$881	$664
Selling, general and administrative	6,032	5,619	13,593	11,295
Research and development	1,494	1,282	2,901	2,495
Stock-based compensation expense before tax	7,848	7,270	17,375	14,454
Income taxes	(2,040)	(1,890)	(4,691)	(3,758)
Stock-based compensation expense, net of income taxes	$5,808	$5,380	$12,684	$10,696
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 31, 2021
Net revenues to unaffiliated customers	$209,495	$10,808	$77	$—	$220,380
Inter-geographic revenues	1,588	599	—	(2,187)	—
Net revenues	$211,083	$11,407	$77	$(2,187)	$220,380
SECOND QUARTER ENDED JANUARY 1, 2021
Net revenues to unaffiliated customers	$197,773	$12,812	$91	$—	$210,676
Inter-geographic revenues	636	564	—	(1,200)	—
Net revenues	$198,409	$13,376	$91	$(1,200)	$210,676
SIX MONTHS ENDED DECEMBER 31, 2021
Net revenues to unaffiliated customers	$423,236	$21,995	$162	$—	$445,393
Inter-geographic revenues	3,147	1,328	—	(4,475)	—
Net revenues	$426,383	$23,323	$162	$(4,475)	$445,393
SIX MONTHS ENDED JANUARY 1, 2021
Net revenues to unaffiliated customers	$393,620	$22,475	$202	$—	$416,297
Inter-geographic revenues	876	908	—	(1,784)	—
Net revenues	$394,496	$23,383	$202	$(1,784)	$416,297
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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Domestic(1)	$186,592	$181,095	$375,840	$359,838
International/Foreign Military Sales(2)	33,788	29,581	69,553	56,459
Total Net Revenue	$220,380	$210,676	$445,393	$416,297
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
The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Radar(1)	$51,172	$84,760	$110,076	$157,169
Electronic Warfare(2)	32,369	28,672	66,310	65,560
Other Sensor & Effector(3)	22,164	24,005	53,606	47,100
Total Sensor & Effector	105,705	137,437	229,992	269,829
C4I(4)	90,931	58,359	174,332	112,140
Other(5)	23,744	14,880	41,069	34,328
Total Net Revenue	$220,380	$210,676	$445,393	$416,297
    (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
    (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
    (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
    (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
    (5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Components(1)	$31,471	$40,679	$66,536	$90,975
Modules and Sub-assemblies(2)	65,332	34,993	124,362	52,459
Integrated Subsystems(3)	123,577	135,004	254,495	272,863
Total Net Revenue	$220,380	$210,676	$445,393	$416,297
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
The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Airborne(1)	$110,990	$91,662	$227,554	$178,911
Land(2)	25,976	58,004	61,833	95,555
Naval(3)	34,236	36,559	74,213	82,841
Other(4)	49,178	24,451	81,793	58,990
Total Net Revenues	$220,380	$210,676	$445,393	$416,297

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 31, 2021	$122,708	$4,672	$5	$—	$127,385
July 2, 2021	$123,009	$5,509	$6	$—	$128,524
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Raytheon Technologies	15%	25%	15%	24%
U.S. Navy	14%	*	15%	*
Northrop Grumman Corporation	10%	*	*	*
Lockheed Martin Corporation	*	12%	10%	15%
	39%	37%	40%	39%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarter and six months ended December 31, 2021 and January 1, 2021.

N.     Commitments and Contingencies
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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. The Company responded to the complaint on July 28, 2021. The Company believes the claims in the complaint are without merit and intends to defend itself vigorously.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.
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
PURCHASE COMMITMENTS
As of December 31, 2021, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $183,942.
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

O.     Subsequent Events
On February 7, 2022, the Board of Directors approved an equity retention plan for Mercury’s executive leadership team and over 100 additional leaders. Employees participating in the equity retention plan will be granted equity awards on February 15, 2022.
Consistent with the Company’s prior practice for granting equity awards, the number of shares to be granted on February 15, 2022 will be determined by dividing the target value for grantees by the average closing price of Mercury’s common stock during the 30 calendar days prior to February 15, 2022. However, if the average closing price is lower than $55.00 per share, then a minimum of $55.00 per share will be used to calculate the number of shares to be granted.
Additional details about the equity retention plan are contained in the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2022.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2021. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of December 31, 2021, we had 2,316 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. Mercury is strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 31, 2021 were $220.4 million, $37.5 million, $(2.6) million, $(0.05), $0.39, and $38.1 million, respectively. Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the six months ended December 31, 2021 were $445.4 million, $78.8 million, $(9.8) million, $(0.18), $0.80, and $76.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
We continue to monitor the COVID pandemic and adapt our policies and programs as needed to protect the health, safety and livelihoods of our people. In September 2021, the White House announced that certain contractors would need to create COVID-19 vaccination programs for their employees in order to work on certain U.S. government contracts. We announced our COVID-19 U.S. Vaccination Policy in October 2021 to comply with these federal requirements. In December 2021, a federal judge temporarily blocked the government from enforcing their vaccine mandate while lawsuits were being resolved. We suspended our vaccine policy pending the resolutions of these lawsuits, similar to other contractors in the aerospace and defense industry.
1MPACT
On August 3, 2021, we announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve our full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014 and through the second quarter ended December 31, 2021, we have completed 15 acquisitions, deploying $1.4 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, we have extracted substantial revenue and cost synergies from each of these individual acquisitions. Now, as we approach the milestone of $1 billion of revenue, we believe there is significant opportunity to realize further scale through consolidating and streamlining our internal organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT is led by our new Chief Transformation Officer, Thomas Huber, and focuses on six major areas: organization efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; capital and asset efficiency; and scalable common processes and systems.

RESULTS OF OPERATIONS:
Results of operations for the second quarter and six months ended December 31, 2021 includes full period results from the acquisitions of Physical Optics Corporation ("POC") and Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek") and only results from the acquisition date for Avalex Technologies ("Avalex") and Atlanta Micro which were acquired on November 5, 2021 and November 29, 2021, respectively. Results of operations for the second quarter and six months ended January 1, 2021 includes only results from the December 30, 2020 acquisition date for POC and do not include results from Pentek, Avalex, or Atlanta Micro. Accordingly, the periods presented below are not directly comparable.
The second quarter ended December 31, 2021 compared to the second quarter ended January 1, 2021
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	December 31, 2021	As a % of Total Net Revenue	January 1, 2021	As a % of Total Net Revenue
Net revenues	$220,380	100.0%	$210,676	100.0%
Cost of revenues	133,158	60.4	122,009	57.9
Gross margin	87,222	39.6	88,667	42.1
Operating expenses:
Selling, general and administrative	36,810	16.7	31,596	15.0
Research and development	28,335	12.9	28,128	13.4
Amortization of intangible assets	16,002	7.3	7,643	3.6
Restructuring and other charges	3,802	1.7	951	0.5
Acquisition costs and other related expenses	2,660	1.2	2,236	1.0
Total operating expenses	87,609	39.8	70,554	33.5
(Loss) income from operations	(387)	(0.2)	18,113	8.6
Interest income	5	—	60	—
Interest expense	(1,094)	(0.5)	(73)	—
Other expense, net	(1,318)	(0.6)	(981)	(0.5)
(Loss) income before income taxes	(2,794)	(1.3)	17,119	8.1
Income tax (benefit) provision	(155)	(0.1)	4,433	2.1
Net (loss) income	$(2,639)	(1.2)%	$12,686	6.0%
REVENUES
Total revenues increased $9.7 million, or 4.6%, to $220.4 million during the second quarter ended December 31, 2021, as compared to $210.7 million during the second quarter ended January 1, 2021, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to an additional $37.3 million of acquired revenues primarily from the POC business, partially offset by $27.6 million less organic revenues. These increases were driven by modules and sub-assemblies, which increased $30.3 million which was partially offset by decreases in integrated subsystems of $11.5 million and components of $9.2 million. The increase in total revenue was primarily from the C4I and EW markets which increased $32.6 million and $3.7 million, respectively, and were partially offset by a decrease of $33.6 million from the radar application market. The increase was primarily across the airborne platform which grew $19.3 million during the second quarter ended December 31, 2021. The largest program increases were related to a classified C2 program, MH-60, P8, CDS, AARGM and F-16. There were no programs comprising 10% or more of our revenues for the second quarters ended December 31, 2021 or January 1, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 39.6% for the second quarter ended December 31, 2021, a decrease of 250 basis points from the 42.1% gross margin achieved during the second quarter ended January 1, 2021. The lower gross margin was primarily driven by program mix, including the acquisition of POC, which carries lower margins than the organic business, and a higher volume of Customer Funded Research and Development (“CRAD”). CRAD, including POC, increased $5.6 million in the quarter. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin but serve as a precursor to higher margin production orders over time. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. In addition to this, these gross margin decreases were also driven by $0.4 million less net margin benefit from fair value adjustments from purchase accounting during the second quarter ended December 31, 2021. These gross margin decreases were partially offset by $2.9 million less direct COVID expenses during the second quarter ended December 31, 2021.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.2 million, or 16.5%, to $36.8 million during the second quarter ended December 31, 2021, as compared to $31.6 million in the second quarter ended January 1, 2021. The increase was primarily related to the recent acquisitions of POC, Pentek, Avalex, and Atlanta Micro which contributed $3.9 million of incremental cost. Selling, general and administrative expenses increased as a percentage of revenue to 16.7% for the second quarter ended December 31, 2021 from 15.0% for the second quarter ended January 1, 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $0.2 million, or 0.7%, to $28.3 million during the second quarter ended December 31, 2021, as compared to $28.1 million during the second quarter ended January 1, 2021. The increase was primarily related to $1.9 million of incremental expenses from the recent acquisitions of POC, Pentek, Avalex, and Atlanta Micro as well as continued investment in internal R&D to promote future growth, including new opportunities in secure processing, trusted custom microelectronics and open mission systems. These increases were partially offset by greater CRAD of $5.6 million over the prior period. Research and development expenses accounted for 12.9% and 13.4% of our revenues for the second quarters ended December 31, 2021 and January 1, 2021, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $8.4 million to $16.0 million during the second quarter ended December 31, 2021, as compared to $7.6 million during the second quarter ended January 1, 2021 due to the acquisitions of POC, Pentek, Avalex and Atlanta Micro.
RESTRUCTURING AND OTHER CHARGES
During the second quarter ended December 31, 2021, the Company incurred $3.8 million of restructuring and other charges, as compared to $1.0 million during the second quarter ended January 1, 2021. Restructuring and other charges during the second quarter ended December 31, 2021 related to third-party consulting costs associated with 1MPACT while costs during the second quarter ended January 1, 2021 primarily related to severance costs associated with the elimination of 23 positions, predominantly in the manufacturing, SG&A and R&D functions. The Company expects restructuring and other charges of $3.7 million related to 1MPACT during the third quarter of fiscal 2022.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.7 million during the second quarter ended December 31, 2021, as compared to $2.2 million during the second quarter ended January 1, 2021. Acquisition costs and other related expenses during the second quarter ended December 31, 2021 primarily related to the acquisitions of Avalex and Atlanta Micro which closed during the second quarter. The second quarter ended January 1, 2021 included expenses related to the acquisition of POC which was completed on December 30, 2020. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
We incurred $1.1 million of interest expense during the second quarter ended December 31, 2021 as a result of $451.5 million of total borrowings on our Revolver used to facilitate the acquisitions of POC, Pentek, Avalex, and Atlanta Micro during fiscal 2021 and 2022.

OTHER EXPENSE, NET
Other expense, net increased to $1.3 million during the second quarter ended December 31, 2021, as compared to $1.0 million during the second quarter ended January 1, 2021. The second quarter ended December 31, 2021 includes net foreign currency translation losses of $0.2 million as well as additional litigation and settlement costs of $0.3 million. The second quarter ended January 1, 2021 includes loss on sale of a cost-method investment of $0.4 million.
INCOME TAXES
We recorded an income tax (benefit) provision of $(0.2) million and $4.4 million on a (loss) income before income taxes of $(2.8) million and $17.1 million for the second quarters ended December 31, 2021 and January 1, 2021, respectively.
During the second quarters ended December 31, 2021 and January 1, 2021, we recognized a discrete tax provision (benefit) of $0.2 million and $(0.1) million related to stock-based compensation shortfalls and windfalls, respectively.
The effective tax rate for the second quarters ended December 31, 2021 and January 1, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the second quarter ended December 31, 2021, we had certain unbenefited deferred tax assets.
During the second quarter ended December 31, 2021, we recorded an unrecognized tax benefit of $0.7 million related to acquired research and development carryforward credits.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
Six months ended December 31, 2021 compared to the six months ended January 1, 2021
The following tables set forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	December 31, 2021	As a % of Total Net Revenue	January 1, 2021	As a % of Total Net Revenue
Net revenues	$445,393	100.0%	$416,297	100.0%
Cost of revenues	269,762	60.6	239,511	57.5
Gross margin	175,631	39.4	176,786	42.5
Operating expenses:
Selling, general and administrative	73,766	16.5	64,500	15.5
Research and development	57,217	12.8	55,545	13.3
Amortization of intangible assets	29,736	6.7	15,374	3.7
Restructuring and other charges	16,076	3.6	2,248	0.6
Acquisition costs and other related expenses	4,798	1.1	2,236	0.5
Total operating expenses	181,593	40.7	139,903	33.6
(Loss) income from operations	(5,962)	(1.3)	36,883	8.9
Interest income	14	—	132	—
Interest expense	(1,689)	(0.4)	(73)	—
Other expense, net	(2,738)	(0.6)	(1,827)	(0.5)
(Loss) income before income taxes	(10,375)	(2.3)	35,115	8.4
Income tax (benefit) provision	(596)	(0.1)	6,631	1.6
Net (loss) income	$(9,779)	(2.2)%	$28,484	6.8%
REVENUES
Total revenues increased $29.1 million, or 7.0%, to $445.4 million during the six months ended December 31, 2021, as compared to $416.3 million during the six months ended January 1, 2021. The increase in total revenue was primarily due to an additional $78.6 million of acquired revenues, partially offset by $49.5 million less organic revenues. These increases were driven by higher demand for modules and subassemblies of $71.9 million which was partially offset by decreases in components and integrated subsystems of $24.4 million and $18.4 million, respectively, during the six months ended December 31, 2021. The increase in total revenue was primarily from the C4I end applications which increased $62.2 million and was partially offset by decreases of $47.1 million from the radar applications. The increase was primarily across the airborne and other platforms which grew $48.6 million and $22.8 million, respectively, and were partially offset by decreases to the land and naval platforms of $33.7 million and $8.6 million, respectively, during the six months ended December 31, 2021. The largest program increases were related to a classified C2 program, MH-60, P8, F-35 and F-18 programs. There were no programs comprising 10% or more of our revenues for the six months ended December 31, 2021 or January 1, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 39.4% for the six months ended December 31, 2021, a decrease of 310 basis points from the 42.5% gross margin achieved during the six months ended January 1, 2021. The lower gross margin was primarily driven by program mix, including the acquisition of POC, which carries lower margins than the organic business and increased CRAD of $19.2 million. These gross margin decreases were partially offset by $4.6 million less direct COVID expenses and a $1.4 million increased gross margin benefit associated with fair value adjustments from purchase accounting for recent acquisitions.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $9.3 million, or 14.4%, to $73.8 million during the six months ended December 31, 2021, as compared to $64.5 million during the six months ended January 1, 2021. The increase was primarily related to our acquisitions driving an incremental $7.4 million of expense during the six months ended December 31, 2021. These increases were partially offset by $0.5 million less direct COVID expenses. Selling, general and administrative expenses as a percentage of revenues increased to 16.5% for the six months ended December 31, 2021 from 15.5% for the six months ended January 1, 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.7 million, or 3.1%, to $57.2 million during the six months ended December 31, 2021, as compared to $55.5 million during the six months ended January 1, 2021. The increase was primarily related to our acquisitions driving incremental $2.9 million of expense, partially offset by increased volume of CRAD of $19.2 million. Research and development expenses accounted for 12.8% and 13.3% of our revenues for the six months ended December 31, 2021 and January 1, 2021, respectively.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $16.1 million during the six months ended December 31, 2021, as compared to $2.2 million during the six months ended January 1, 2021. Restructuring and other charges during the six months ended December 31, 2021 primarily related to $8.7 million of third-party consulting costs associated with 1MPACT and $7.4 million of severance costs associated with the elimination of approximately 100 positions based on changes in the business environment and alignment with internal organization changes completed under 1MPACT. Charges during the second quarter ended January 1, 2021 primarily related to severance costs associated with the elimination of 23 positions, predominantly in the manufacturing, SG&A and R&D functions as well as additional talent shifts and resource redundancy resulting from the internal reorganization in August of fiscal 2021. The Company expects restructuring and other charges of $3.7 million related to 1MPACT during the third quarter of fiscal 2022.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $4.8 million during the six months ended December 31, 2021, as compared to $2.2 million during the six months ended January 1, 2021. The acquisition costs and other related expenses we incurred during the six months ended December 31, 2021 were primarily related to the acquisitions of Avalex and Atlanta Micro, which closed during the quarter while those incurred during the six months ended January 1, 2021 were related to the acquisition of POC. Both periods include costs associated with our evaluation of potential acquisition opportunities. We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
We incurred $1.7 million of interest expense during the six months ended December 31, 2021, related to the $451.5 million of total borrowings on our Revolver used to facilitate the acquisitions of POC, Pentek, Avalex and Atlanta Micro during fiscal 2021 and 2022.

OTHER EXPENSE, NET
Other expense, net, increased to $2.7 million during the six months ended December 31, 2021 as compared to $1.8 million for the six months ended January 1, 2021. There were $0.7 million of foreign currency translation losses during the six months ended December 31, 2021 as compared to $0.6 million of foreign currency translation gains during the six months ended January 1, 2021. The six months ended January 1, 2021 also included a $0.4 million loss on the sale of a cost-method investment.
INCOME TAXES
We recorded an income tax (benefit) provision of $(0.6) million and $6.6 million on a (loss) income before income taxes of $(10.4) million and $35.1 million for the six months ended December 31, 2021 and January 1, 2021, respectively.
During the six months ended December 31, 2021 and January 1, 2021, we recognized a discrete tax provision (benefit) of $0.9 million and $(2.6) million related to stock-based compensation shortfalls and windfalls, respectively.
The effective tax rate for the six months ended December 31, 2021 and January 1, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, stock-based compensation, non-deductible compensation, and state taxes.
During the six months ended December 31, 2021, we recorded an unrecognized tax benefit of $0.7 million related to acquired research and development carryforward credits.
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
Revolving Credit Facility
On September 28, 2018, we amended the Revolver to increase and extend the borrowing capacity to a $750.0 million, 5-year revolving credit line, with the maturity extended to September 2023. As of December 31, 2021, we had $451.5 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 31, 2021	January 1, 2021
Net cash provided by operating activities	$4,818	$46,868
Net cash used in investing activities	$(259,890)	$(266,852)
Net cash provided by financing activities	$246,517	$163,122
Net decrease in cash and cash equivalents	$(8,670)	$(56,099)
Cash and cash equivalents at end of period	$105,169	$170,739
Our cash and cash equivalents decreased by $8.7 million to $105.2 million from July 2, 2021 to December 31, 2021, primarily due to acquisition activity, $13.4 million invested in purchases of property and equipment, and $7.5 million share repurchase and retirement of common stock used to settle individual tax liabilities, partially offset by $251.5 million of borrowings on our Revolver and $4.8 million generated from operating activities.
Operating Activities
During the six months ended December 31, 2021, we generated $4.8 million in cash from operating activities, as compared to $46.9 million of cash generated from operating activities for the six months ended January 1, 2021. The decrease was primarily due to the net loss of $9.8 million, including cash outflows for restructuring and other charges associated with 1MPACT as well as acquisition costs primarily associated with the Avalex and Atlanta Micro acquisitions. In addition, the decrease was due to lower deferred revenue and customer advances, higher unbilled receivables and costs in excess of billings, as well as income tax payments. As a result of the Company’s content expansion strategy, revenues associated with modules and sub-assemblies or integrated subsystems and related services has increased over the last several years and especially with the acquisition of POC on December 30, 2020. These revenues are typically recognized over time and can include milestone billing structures which drive higher unbilled balances. These decreases were partially offset by lower cash outflows for inventory and timing of payments for accounts payable, accrued expenses and accrued compensation.
Investing Activities
During the six months ended December 31, 2021, we invested $259.9 million, a decrease of $7.0 million, as compared to the six months ended January 1, 2021. The decrease was driven by $11.3 million lower purchases of property and equipment, partially offset by $4.8 million of other investing activities during the six months ended December 31, 2021.
Financing Activities
During the six months ended December 31, 2021, we had $246.5 million in cash provided by financing activities as compared to $163.1 million in the six months ended January 1, 2021. The $83.2 million increase was driven by $91.5 million of additional borrowings on our Revolver to facilitate the acquisitions of Avalex and Atlanta Micro, partially offset by $7.4 million of additional payments related to the purchase and retirement of common stock used to settle employees' tax liabilities associated with vesting of restricted stock awards as compared to the six months ended January 1, 2021.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 31, 2021:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$183,942	$183,942	$—	$—	$—
Operating leases	105,212	15,529	27,313	22,648	39,722
	$289,154	$199,471	$27,313	$22,648	$39,722
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $183.9 million at December 31, 2021.
We have a liability at December 31, 2021 of $8.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition, financing and other third party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.
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

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net (loss) income	$(2,639)	$12,686	$(9,779)	$28,484
Other non-operating adjustments, net	226	(3)	643	(185)
Interest expense (income), net	1,089	13	1,675	(59)
Income tax (benefit) provision	(155)	4,433	(596)	6,631
Depreciation	8,064	5,641	15,820	10,907
Amortization of intangible assets	16,002	7,643	29,736	15,374
Restructuring and other charges	3,802	951	16,076	2,248
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	3,115	2,969	5,748	3,810
Fair value adjustments from purchase accounting	(70)	—	(1,731)	—
Litigation and settlement expense, net	506	251	882	438
COVID related expenses	274	3,309	457	5,628
Stock-based and other non-cash compensation expense	7,892	7,439	17,465	14,806
Adjusted EBITDA	$38,106	$45,332	$76,396	$88,082
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as net income before other non-operating adjustments, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition, financing and other third party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following tables reconcile net (loss) income and diluted (loss) earnings per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 31, 2021		January 1, 2021
Net (loss) income and diluted (loss) earnings per share	$(2,639)	$(0.05)	$12,686	$0.23
Other non-operating adjustments, net	226		(3)
Amortization of intangible assets	16,002		7,643
Restructuring and other charges	3,802		951
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	3,115		2,969
Fair value adjustments from purchase accounting	(70)		—
Litigation and settlement expense, net	506		251
COVID related expenses	274		3,309
Stock-based and other non-cash compensation expense	7,892		7,439
Impact to income taxes(1)	(7,144)		(5,275)
Adjusted income and adjusted earnings per share	$21,964	$0.39	$29,970	$0.54

Diluted weighted-average shares outstanding		55,693		55,434
(1) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Six Months Ended
(In thousands, except per share data)	December 31, 2021		January 1, 2021
Net (loss) income and diluted (loss) earnings per share	$(9,779)	$(0.18)	$28,484	$0.51
Other non-operating adjustments, net	643		(185)
Amortization of intangible assets	29,736		15,374
Restructuring and other charges	16,076		2,248
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	5,748		3,810
Fair value adjustments from purchase accounting	(1,731)		—
Litigation and settlement expense, net	882		438
COVID related expenses	457		5,628
Stock-based and other non-cash compensation expense	17,465		14,806
Impact to income taxes(1)	(14,973)		(12,299)
Adjusted income and adjusted earnings per share	$44,524	$0.80	$58,304	$1.05

Diluted weighted-average shares outstanding		55,653		55,385

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Cash provided by operating activities	$6,824	$23,939	$4,818	$46,868
Purchase of property and equipment	(8,027)	(13,775)	(13,404)	(24,753)
Free cash flow	$(1,203)	$10,164	$(8,586)	$22,115
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the second quarters six months and ended December 31, 2021 and January 1, 2021, respectively:

(In thousands)	December 31, 2021	As a % of Total Net Revenue	January 1, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$182,857	83%	$210,459	100%	$(27,602)	(13)%
Acquired revenue	37,523	17%	217	—%	37,306	100%
Total revenues	$220,380	100%	$210,676	100%	$9,704	5%

(In thousands)	December 31, 2021	As a % of Total Net Revenue	January 1, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$366,589	82%	$416,080	100%	$(49,491)	(12)%
Acquired revenue	78,804	18%	217	—%	78,587	100%
Total revenues	$445,393	100%	$416,297	100%	$29,096	7%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 2, 2021 to December 31, 2021.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the Pentek, Avalex and Atlanta Micro businesses into our overall internal control over financial reporting environment.

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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. We responded to the complaint on July 28, 2021. We believe the claims in the complaint are without merit and we intend to defend ourselves vigorously.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, MA contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, MA Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, MA at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.
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
Shareholder activism could cause us to incur significant expense, disrupt our business, result in litigation, and impact our stock price.
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers, and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. We may be subjected to litigation by activist investors, including litigation related to the shareholder rights agreement or “poison pill” that our Board adopted on December 27, 2021. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any shareholder activism.
JANA Partners LLC filed a Schedule 13D on December 23, 2021, and Starboard Value LP filed a Schedule 13D on January 13, 2022. Both JANA and Starboard have indicated that they intend to engage with Mercury’s management. Starboard has also written an open letter to Mercury’s Board of Directors dated January 13, 2022, requesting that the limited duration rights agreement be withdrawn or amended.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 8, 2022.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer