Form 10-Q
period 2022-04-01
MERCURY SYSTEMS INC
filed 2022-05-10
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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

Shares of Common Stock outstanding as of April 30, 2022: 57,673,240 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 1, 2022	July 2, 2021
Assets
Current assets:
Cash and cash equivalents	$91,694	$113,839
Accounts receivable, net of allowance for credit losses of $1,813 and $1,720 at April 1, 2022 and July 2, 2021, respectively	124,771	128,807
Unbilled receivables and costs in excess of billings	242,304	162,921
Inventory	259,614	221,640
Prepaid income taxes	10,214	782
Prepaid expenses and other current assets	26,448	15,111
Total current assets	755,045	643,100
Property and equipment, net	125,709	128,524
Goodwill	937,752	804,906
Intangible assets, net	365,496	307,559
Operating lease right-of-use assets	68,970	66,373
Other non-current assets	6,865	4,675
Total assets	$2,259,837	$1,955,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$90,338	$47,951
Accrued expenses	35,442	24,652
Accrued compensation	36,241	40,043
Deferred revenues and customer advances	20,784	38,177
Total current liabilities	182,805	150,823
Deferred income taxes	29,598	28,810
Income taxes payable	8,160	7,467
Long-term debt	451,500	200,000
Operating lease liabilities	72,436	71,508
Other non-current liabilities	14,894	12,383
Total liabilities	759,393	470,991
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,594,940 and 55,241,120 shares issued and outstanding at April 1, 2022 and July 2, 2021, respectively	556	552
Additional paid-in capital	1,131,017	1,109,434
Retained earnings	368,859	374,499
Accumulated other comprehensive income (loss)	12	(339)
Total shareholders’ equity	1,500,444	1,484,146
Total liabilities and shareholders’ equity	$2,259,837	$1,955,137

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net revenues	$253,075	$256,857	$698,468	$673,154
Cost of revenues	153,321	151,234	423,083	390,745
Gross margin	99,754	105,623	275,385	282,409
Operating expenses:
Selling, general and administrative	39,261	38,250	113,027	102,750
Research and development	25,387	30,218	82,604	85,763
Amortization of intangible assets	16,077	12,717	45,813	28,091
Restructuring and other charges	6,348	(4)	22,424	2,244
Acquisition costs and other related expenses	2,726	2,730	7,524	4,966
Total operating expenses	89,799	83,911	271,392	223,814
Income from operations	9,955	21,712	3,993	58,595
Interest income	110	34	124	166
Interest expense	(1,664)	(549)	(3,353)	(622)
Other expense, net	(2,160)	(200)	(4,898)	(2,027)
Income (loss) before income taxes	6,241	20,997	(4,134)	56,112
Income tax provision	2,102	5,362	1,506	11,993
Net income (loss)	$4,139	$15,635	$(5,640)	$44,119
Basic net earnings (loss) per share	$0.07	$0.28	$(0.10)	$0.80
Diluted net earnings (loss) per share	$0.07	$0.28	$(0.10)	$0.80

Weighted-average shares outstanding:
Basic	55,590	55,146	55,495	55,033
Diluted	56,027	55,526	55,495	55,434

Comprehensive income (loss):
Net income (loss)	$4,139	$15,635	$(5,640)	$44,119
Foreign currency translation adjustments	232	218	207	(541)
Pension benefit plan, net of tax	48	30	144	92
Total other comprehensive income (loss), net of tax	280	248	351	(449)
Total comprehensive income (loss)	$4,419	$15,883	$(5,289)	$43,670
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121
Issuance of common stock under employee stock incentive plans	16	—	—	—	—	—
Purchase and retirement of common stock	(4)	—	(217)	—	—	(217)
Stock-based compensation	—	—	9,121	—	—	9,121
Net income	—	—	—	4,139	—	4,139
Other comprehensive income	—	—	—	—	280	280
Balance at April 1, 2022	55,595	$556	$1,131,017	$368,859	$12	$1,500,444

	For the Third Quarter Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	55,129	$551	$1,092,723	$340,939	$(3,582)	$1,430,631
Issuance of common stock under employee stock incentive plans	35	1	10	—	—	11
Stock-based compensation	—	—	7,455	—	—	7,455
Net income	—	—	—	15,635	—	15,635
Other comprehensive income	—	—	—	—	248	248
Balance at April 2, 2021	55,164	$552	$1,100,188	$356,574	$(3,334)	$1,453,980

	For the Nine Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	445	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Purchase and retirement of common stock	(145)	(1)	(7,715)	—	—	(7,716)
Stock-based compensation	—	—	26,787	—	—	26,787
Net loss	—	—	—	(5,640)	—	(5,640)
Other comprehensive income	—	—	—	—	351	351
Balance at April 1, 2022	55,595	$556	$1,131,017	$368,859	$12	$1,500,444

	For the Nine Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	417	5	10	—	—	15
Issuance of common stock under employee stock purchase plan	46	—	3,184	—	—	3,184
Purchase and retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	22,393	—	—	22,393
Net income	—	—	—	44,119	—	44,119
Other comprehensive loss	—	—	—	—	(449)	(449)
Balance at April 2, 2021	55,164	$552	$1,100,188	$356,574	$(3,334)	$1,453,980
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net (loss) income	$(5,640)	$44,119
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	70,021	46,241
Stock-based compensation expense	26,262	21,865
Benefit for deferred income taxes	(5,241)	(6,357)
Other non-cash items	(1,092)	3,094
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(65,203)	(28,351)
Inventory	(28,386)	(37,499)
Prepaid income taxes	(7,710)	2,480
Prepaid expenses and other current assets	(10,528)	3,939
Other non-current assets	3,211	3,424
Accounts payable, accrued expenses, and accrued compensation	45,572	9,072
Deferred revenues and customer advances	(14,591)	10,509
Income taxes payable	3	—
Other non-current liabilities	(6,112)	(2,483)
Net cash provided by operating activities	566	70,053
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(243,255)	(305,263)
Purchases of property and equipment	(19,476)	(34,708)
Other investing activities	(3,214)	—
Proceeds from sale of investment	—	1,538
Net cash used in investing activities	(265,945)	(338,433)
Cash flows from financing activities:
Proceeds from employee stock plans	2,516	3,199
Borrowings under credit facilities	251,500	160,000
Purchase and retirement of common stock	(7,716)	(66)
Payments of deferred financing and offering costs	(2,662)	—
Net cash provided by financing activities	243,638	163,133
Effect of exchange rate changes on cash and cash equivalents	(404)	352
Net decrease in cash and cash equivalents	(22,145)	(104,895)
Cash and cash equivalents at beginning of period	113,839	226,838
Cash and cash equivalents at end of period	$91,694	$121,943
Cash paid during the period for:
Interest	$2,424	$548
Income taxes	$15,023	$8,454
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$4,615	$892
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 2, 2021 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 17, 2021. The results for the third quarter and nine months ended April 1, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the third quarter of fiscal 2022 are to the quarter ended April 1, 2022. There were 13 weeks during the third quarters ended April 1, 2022 and April 2, 2021, respectively. There were 39 weeks during the nine months ended April 1, 2022 and April 2, 2021, respectively.
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

FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were immaterial for all periods presented.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45% and 48% of revenues for the third quarter and nine months ended April 1, 2022, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% and 59% of revenues for the third quarter and nine months ended April 2, 2021, respectively.
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
Total revenue recognized under long-term contracts over time was 55% and 52% of total revenues for the third quarter and nine months ended April 1, 2022, respectively. Total revenue recognized under long-term contracts over time was 47% and 41% of total revenues for the third quarter and nine months ended April 2, 2021, respectively.
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
The contract asset balances were $242,304 and $162,921 as of April 1, 2022 and July 2, 2021, respectively. The contract asset balance increased due to growth in revenue recognized over time as well as timing of milestone billings under long-term contracts during the nine months ended April 1, 2022. The contract liability balances were $20,802 and $35,201 as of April 1, 2022 and July 2, 2021, respectively. The decrease was due to the recognition of revenue across multiple programs.
Revenue recognized for the third quarter and nine months ended April 1, 2022 that was included in the contract liability balance at July 2, 2021 was $6,263 and $24,551, respectively. Revenue recognized for the third quarter and nine months ended April 2, 2021 that was included in the contract liability balance at July 3, 2020 was $2,133 and $15,499, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of April 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $453,850. The Company expects to recognize approximately 68% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Basic weighted-average shares outstanding	55,590	55,146	55,495	55,033
Effect of dilutive equity instruments	437	380	—	401
Diluted weighted-average shares outstanding	56,027	55,526	55,495	55,434
Equity instruments to purchase 246 and 386 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended April 1, 2022, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 38 and 13 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended April 2, 2021, respectively, because the equity instruments were anti-dilutive.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of Atlanta Micro on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$91,438
Working capital and net debt adjustment	(474)
Less cash acquired	(1,782)
Net purchase price	$89,182

Fair value of tangible assets acquired and liabilities assumed
Cash	$1,782
Accounts receivable	1,568
Inventory	4,475
Fixed assets	547
Other current and non-current assets	2,043
Accounts payable	(529)
Accrued expenses	(865)
Other current and non-current liabilities	(11,051)
Fair value of net tangible assets acquired	(2,030)
Fair value of identifiable intangible assets	34,980
Goodwill	58,014
Fair value of net assets acquired	90,964
Less cash acquired	(1,782)
Net purchase price	$89,182

The amounts above represent the preliminary fair value estimates as of April 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $27,310 with a useful life of 20 years, completed technology of $7,260 with a useful life of 8 years and backlog of $410 with a useful life of 2 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $58,014 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Microelectronics reporting unit. The revenues and loss before income taxes from Atlanta Micro included in the Company's consolidated results for the third quarter ended April 1, 2022 were $3,409 and $365, respectively. The revenues and loss before income taxes from Atlanta Micro included in the Company's consolidated results for the nine months ended April 1, 2022 were $5,026 and $585, respectively.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of Avalex on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$157,367
Working capital and net debt adjustment	(1,185)
Less cash acquired	(2,188)
Net purchase price	$153,994

Fair value of tangible assets acquired and liabilities assumed
Cash	$2,188
Accounts receivable and unbilled receivables	5,317
Inventory	7,141
Fixed assets	1,245
Other current and non-current assets	5,195
Accounts payable	(1,700)
Accrued expenses	(1,445)
Other current and non-current liabilities	(4,787)
Fair value of net tangible assets acquired	13,154
Fair value of identifiable intangible assets	61,360
Goodwill	81,668
Fair value of net assets acquired	156,182
Less cash acquired	(2,188)
Net purchase price	$153,994

The amounts above represent the preliminary fair value estimates as of April 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $41,880 with a useful life of 9 years, completed technology of $14,430 with a useful life of 7 years and backlog of $5,050 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $81,668 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Processing reporting unit. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of April 1, 2022, the Company had $80,786 of goodwill deductible for tax purposes. The revenues and income before income taxes from Avalex included in the Company's consolidated results for the third quarter and ended April 1, 2022 were $8,908 and $726, respectively. The revenues and loss before income taxes from Avalex included in the Company's consolidated results for the nine months ended April 1, 2022 were $13,335 and $370, respectively.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of Pentek on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$65,668
Working capital and net debt adjustment	79
Less cash acquired	(746)
Net purchase price	$65,001

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$746
Accounts receivable	1,352
Inventory	6,575
Fixed assets	152
Other current and non-current assets	2,863
Accounts payable	(1,016)
Accrued expenses	(545)
Other current and non-current liabilities	(3,873)
Estimated fair value of net tangible assets acquired	6,254
Estimated fair value of identifiable intangible assets	24,110
Estimated goodwill	35,383
Estimated fair value of net assets acquired	65,747
Less cash acquired	(746)
Net purchase price	$65,001
The amounts above represent the preliminary fair value estimates as of April 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $15,560 with a useful life of 21 years, completed technology of $6,340 with a useful life of 7 years and backlog of $2,210 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The goodwill of $35,383 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is included in the Microelectronics reporting unit. The transaction was a combination of asset and stock, with the asset portion of goodwill being deductible for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of April 1, 2022, the Company had $28,893 of goodwill deductible for tax purposes.

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
D.Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. As of April 1, 2022, the Company had no material financial instruments required to be measured at fair value.

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

	As of
	April 1, 2022	July 2, 2021
Raw materials	$167,403	$141,774
Work in process	66,755	58,087
Finished goods	25,456	21,779
Total	$259,614	$221,640
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
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended April 1, 2022:

Total
Balance at July 2, 2021	$804,906
Goodwill adjustment for the POC acquisition	(6,994)
Goodwill adjustment for the Pentek acquisition	158
Goodwill arising from the Avalex acquisition	81,668
Goodwill arising from the Atlanta Micro acquisition	58,014
Balance at April 1, 2022	$937,752
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring and Other Charges
During the nine months ended April 1, 2022, the Company incurred $22,424 of restructuring and other charges. Restructuring and other charges during the nine months ended April 1, 2022 primarily related to 1MPACT including $14,149 of third-party consulting costs, as well as $7,515 of severance costs associated with the elimination of approximately 110 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. In addition, the nine months ended April 1, 2022 includes $760 of costs for facility optimization efforts associated with 1MPACT, including $544 related to lease asset impairment.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of activity for the Company’s liability for restructuring and other charges:

	Severance	Facilities & Other	Total
Balance at July 2, 2021	$1,006	$—	$1,006
Restructuring charges	7,515	216	7,731
Cash paid	(4,688)	—	(4,688)
Balance at April 1, 2022	$3,833	$216	$4,049
H.Income Taxes
The Company recorded an income tax provision of $2,102 and $5,362 on income before income taxes of $6,241 and $20,997 for the third quarters ended April 1, 2022 and April 2, 2021, respectively. The Company recorded an income tax provision of $1,506 and $11,993 on (loss) income before income taxes of $(4,134) and $56,112 for the nine months ended April 1, 2022 and April 2, 2021, respectively.
During the third quarters ended April 1, 2022 and April 2, 2021, the Company recognized a discrete tax provision (benefit) of $28 and $(175) related to stock-based compensation shortfalls and windfalls, respectively. During the nine months ended April 1, 2022 and April 2, 2021, the Company recognized a discrete tax provision (benefit) of $906 and $(2,785) related to stock-based compensation shortfalls and windfalls, respectively.
The effective tax rate for the third quarters and nine months ended April 1, 2022 and April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the third quarter ended April 1, 2022, the Company had certain unbenefited deferred tax assets.
During the third quarter ended April 1, 2022, there were no material changes to the Company's unrecognized tax positions.
Within the calculation of the Company's annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
I.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of April 1, 2022, the Company's outstanding balance of unamortized deferred financing costs was $4,629, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight line basis over the term of the Revolver.

Maturity
The Revolver has a 5-year maturity and will mature on February 28, 2027.

Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to Secured Overnight Financing Rate ("SOFR") or the prime rate plus an applicable percentage in the case of dollar denominated loans or, in the case of certain other currencies, such alternative floating rates as agreed. The interest rate applicable to outstanding loans has initially been set at SOFR plus 1.250% and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio.
In addition to interest on the aggregate outstanding principal amounts of any borrowings, the Company will also pay a quarterly commitment fee on the unutilized commitments under the Revolver, which fee has initially been set at 0.20% per annum and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio. The Company will also pay customary letter of credit and agency fees.

Covenants and Events of Default
The Revolver provides for customary negative covenants, including, among other things and subject to certain significant exceptions, restrictions on the incurrence of debt or guarantees, the creation of liens, the making of certain investments, loans and acquisitions, mergers and dissolutions, the sale of assets including capital stock of subsidiaries, the payment of dividends, the repayment or amending of junior debt, altering the business conducted, engaging in transactions with affiliates and entering into agreements limiting subsidiary dividends and distributions. The Revolver also requires the Company to comply with certain financial covenants, including a quarterly minimum consolidated cash interest charge ratio test and a quarterly maximum consolidated total net leverage ratio test.
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

Guarantees and Security
The Company’s obligations under the Revolver are guaranteed by certain of the Company’s material domestic wholly-owned restricted subsidiaries (the “Guarantors”). The obligations of both the Company and the Guarantors are secured by a perfected security interest in substantially all of the assets of the Company and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of substantially all of the Company’s domestic wholly-owned restricted subsidiaries and 65% of the capital stock of certain of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.
As of April 1, 2022, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $451,500 against the Revolver, resulting in interest expense of $1,664 and $3,353 for the third quarter and nine months ended April 1, 2022, respectively. There were outstanding letters of credit of $963 as of April 1, 2022.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at April 1, 2022 was a net liability of $9,661, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $48 and $144 in AOCI during the third quarter and nine months ended April 1, 2022. The Company recorded a net gain of $30 and $92 in AOCI during the third quarter and nine months ended April 2, 2021. The Company recognized net periodic benefit costs of $267 and $805 associated with the Plan for the third quarter and nine months ended April 1, 2022. The Company recognized net periodic benefit costs of $420 and $1,253 associated with the Plan for the third quarter and nine months ended April 2, 2021, respectively. The Company's total expected employer contributions to the Plan during fiscal 2022 are $1,165.

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

L.Stock-Based Compensation
STOCK INCENTIVE PLANS
At April 1, 2022, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 6,782 shares, including 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 366 shares available for future grant under the 2018 Plan at April 1, 2022.
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
On February 7, 2022, the Company’s Board of Directors approved an equity retention plan at the recommendation of the Company’s Human Capital and Compensation Committee, after consultation with its independent compensation consultant. Employees participating in the equity retention plan were granted their annual equity awards for fiscal 2023 on February 15, 2022, which is approximately six months earlier than the Company’s typical annual cycle for such grants.
On February 15, 2022, the Human Capital and Compensation Committee expanded the scope of the equity retention plan by approving a pool of restricted stock unit awards for non-executive employees. These awards were intended to recognize the recipients’ substantial contributions, to retain and motivate the recipients in the current challenging industry environment and labor market, and to reinforce the alignment of the recipients’ interests with the Company’s shareholders. The vesting of such awards was conditioned on shareholder approval of sufficient additional shares for the 2018 Plan for the Company to deliver the shares to satisfy the awards, and with awards expiring on the seventh anniversary of the grant date if shareholder approval is not obtained prior to such date.
EMPLOYEE STOCK PURCHASE PLAN
At April 1, 2022, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 54 and 46 shares issued under the ESPP during the nine months ended April 1, 2022 and April 2, 2021, respectively. Shares available for future purchase under the ESPP totaled 374 at April 1, 2022.

STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 2, 2021:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2021	1,013	$70.77
Granted	1,932	52.51
Vested	(445)	60.90
Forfeited	(203)	67.61
Outstanding at April 1, 2022	2,297	$57.59
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,318 and $796 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended April 1, 2022 and July 2, 2021, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) :

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Cost of revenues	$467	$559	$1,348	$1,223
Selling, general and administrative	6,845	6,088	20,438	17,383
Research and development	1,575	764	4,476	3,259
Stock-based compensation expense before tax	8,887	7,411	26,262	21,865
Income taxes	(2,399)	(1,927)	(7,091)	(5,685)
Stock-based compensation expense, net of income taxes	$6,488	$5,484	$19,171	$16,180
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

The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED APRIL 1, 2022
Net revenues to unaffiliated customers	$243,100	$9,216	$759	$—	$253,075
Inter-geographic revenues	(729)	824	—	(95)	—
Net revenues	$242,371	$10,040	$759	$(95)	$253,075
THIRD QUARTER ENDED APRIL 2, 2021
Net revenues to unaffiliated customers	$246,231	$10,482	$144	$—	$256,857
Inter-geographic revenues	51	734	—	(785)	—
Net revenues	$246,282	$11,216	$144	$(785)	$256,857
NINE MONTHS ENDED APRIL 1, 2022
Net revenues to unaffiliated customers	$666,336	$31,211	$921	$—	$698,468
Inter-geographic revenues	2,418	2,152	—	(4,570)	—
Net revenues	$668,754	$33,363	$921	$(4,570)	$698,468
NINE MONTHS ENDED APRIL 2, 2021
Net revenues to unaffiliated customers	$639,851	$32,957	$346	$—	$673,154
Inter-geographic revenues	927	1,642	—	(2,569)	—
Net revenues	$640,778	$34,599	$346	$(2,569)	$673,154
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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Domestic(1)	$227,254	$217,255	$603,094	$577,093
International/Foreign Military Sales(2)	25,821	39,602	95,374	96,061
Total Net Revenue	$253,075	$256,857	$698,468	$673,154
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

The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Radar(1)	$50,033	$81,481	$160,109	$238,650
Electronic Warfare(2)	44,010	25,782	110,320	91,342
Other Sensor & Effector(3)	23,768	25,252	77,374	72,352
Total Sensor & Effector	117,811	132,515	347,803	402,344
C4I(4)	111,282	107,144	285,614	219,284
Other(5)	23,982	17,198	65,051	51,526
Total Net Revenue	$253,075	$256,857	$698,468	$673,154
    (1) Radar includes end-use applications where radio frequency signals are utilized to detect, track, and identify objects.
    (2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
    (3) Other Sensor & Effector products include all Sensor & Effector end markets other than Radar and Electronic Warfare.
    (4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
    (5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Components(1)	$42,198	$40,572	$108,977	$131,732
Modules and Sub-assemblies(2)	52,719	37,547	134,345	99,714
Integrated Subsystems(3)	158,158	178,738	455,146	441,708
Total Net Revenue	$253,075	$256,857	$698,468	$673,154
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
The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Airborne(1)	$126,176	$120,640	$353,730	$299,551
Land(2)	38,285	54,394	100,118	149,949
Naval(3)	42,725	47,775	116,938	130,616
Other(4)	45,889	34,048	127,682	93,038
Total Net Revenues	$253,075	$256,857	$698,468	$673,154

(1) Airborne platform includes products that relate to personnel, equipment, or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment, or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
April 1, 2022	$121,294	$4,412	$3	$—	$125,709
July 2, 2021	$123,009	$5,509	$6	$—	$128,524
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Raytheon Technologies	15%	18%	15%	22%
Lockheed Martin Corporation	*	14%	*	15%
U.S. Navy	14%	16%	15%	*
	29%	48%	30%	37%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarter and nine months ended April 1, 2022 and April 2, 2021.
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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. The Company responded to the complaint in July 2021 and the arbitration proceeding has been scheduled for September 2022. The Company believes the claims in the complaint are without merit and we intend to defend ourselves vigorously.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, MA contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, MA Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, MA at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.

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
PURCHASE COMMITMENTS
As of April 1, 2022, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $187,927.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, inflation, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, production delays or unanticipated expenses due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2021. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of April 1, 2022, we had 2,294 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention are critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. Mercury is strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended April 1, 2022 were $253.1 million, $19.3 million, $4.1 million, $0.07, $0.57, and $52.5 million, respectively. Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted EPS, and adjusted EBITDA for the nine months ended April 1, 2022 were $698.5 million, $98.1 million, $(5.6) million, $(0.10), $1.38, and $128.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
OUR RESPONSE TO COVID
We continue to monitor the COVID pandemic and adapt our policies and programs as needed to protect the health, safety and livelihoods of our people. In September 2021, the White House announced that certain contractors would need to create COVID-19 vaccination programs for their employees in order to work on certain U.S. government contracts. We announced our COVID-19 U.S. Vaccination Policy in October 2021 to comply with these federal requirements. In November and December 2021, federal judges temporarily blocked the government from enforcing their vaccine mandate while lawsuits were being resolved. We suspended our vaccine policy pending the resolutions of these lawsuits, similar to other contractors in the aerospace and defense industry.
1MPACT
On August 3, 2021, we announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve our full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014 and through the third quarter ended April 1, 2022, we have completed 15 acquisitions, deploying $1.4 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, we have extracted substantial revenue and cost synergies from each of these individual acquisitions. Now, as we approach the milestone of $1 billion of revenue, we believe there is significant opportunity to realize further scale through consolidating and streamlining our internal organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT is led by our new Chief Transformation Officer, Thomas Huber, and focuses on the following major areas: organizational efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; and scalable common processes and systems.

RESULTS OF OPERATIONS:
Results of operations for the third quarter and nine months ended April 1, 2022 include full period results from the acquisitions of Physical Optics Corporation ("POC") and Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek") and only results from the acquisition date for Avalex Technologies ("Avalex") and Atlanta Micro Inc. ("Atlanta Micro") which were acquired on November 5, 2021 and November 29, 2021, respectively. Results of operations for the third quarter ended April 2, 2021 include a full period of results from the acquisition of POC. Results of operations for the nine months ended April 2, 2021 include only results from the acquisition date for POC, which was acquired on December 30, 2020 and do not include results from Pentek, Avalex, or Atlanta Micro. Accordingly, the periods presented below are not directly comparable.
The third quarter ended April 1, 2022 compared to the third quarter ended April 2, 2021
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	April 1, 2022	As a % of Total Net Revenue	April 2, 2021	As a % of Total Net Revenue
Net revenues	$253,075	100.0%	$256,857	100.0%
Cost of revenues	153,321	60.6	151,234	58.9
Gross margin	99,754	39.4	105,623	41.1
Operating expenses:
Selling, general and administrative	39,261	15.5	38,250	14.9
Research and development	25,387	10.0	30,218	11.8
Amortization of intangible assets	16,077	6.4	12,717	5.0
Restructuring and other charges	6,348	2.5	(4)	—
Acquisition costs and other related expenses	2,726	1.1	2,730	1.0
Total operating expenses	89,799	35.5	83,911	32.7
Income from operations	9,955	3.9	21,712	8.5
Interest income	110	—	34	—
Interest expense	(1,664)	(0.7)	(549)	(0.2)
Other expense, net	(2,160)	(0.8)	(200)	(0.1)
Income before income taxes	6,241	2.4	20,997	8.2
Income tax provision	2,102	0.8	5,362	2.1
Net income	$4,139	1.6%	$15,635	6.1%
REVENUES
Total revenues decreased $3.8 million, or (1.5)%, to $253.1 million during the third quarter ended April 1, 2022, as compared to $256.9 million during the third quarter ended April 2, 2021, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The decrease in total revenue was primarily due to $23.1 million less organic revenues, partially offset by $19.3 million of acquired revenues from the Pentek, Avalex and Atlanta Micro businesses. These decreases were driven by integrated subsystems, which decreased $20.6 million which was partially offset by increases in modules and sub-assemblies, which increased $15.2 million and components which increased by $1.6 million. The decrease in total revenue was primarily a result of the radar application market, which decreased by $31.4 million and was partially offset by increases of EW, other and C4I markets which increased $18.2 million, $6.8 million and $4.1 million, respectively. The decrease was primarily across the land and naval platforms which decreased $16.1 million and $5.1 million, respectively and were partially offset by an increase in other and airborne platforms which grew $11.8 million and $5.5 million, respectively, during the third quarter ended April 1, 2022. The largest program increases were related to a classified C2 program, CDS and V22. There were no programs comprising 10% or more of our revenues for the third quarters ended April 1, 2022 or April 2, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 39.4% for the third quarter ended April 1, 2022, a decrease of 170 basis points from the 41.1% gross margin achieved during the third quarter ended April 2, 2021. The lower gross margin was primarily driven by program mix, and was impacted by industry-wide supply chain disruptions, as well as higher engineering content associated with programs in the quarter, while Customer Funded Research and Development (“CRAD”) increased $1.2 million in the quarter. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. Due to the nature of these efforts, they typically carry a lower margin but serve as a precursor to higher margin production orders over time. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. In addition, these gross margin decreases were also driven by $0.2 million less net margin benefit from fair value adjustments from purchase accounting during the third quarter ended April 1, 2022. These gross margin decreases were partially offset by $2.5 million less direct COVID expenses during the third quarter ended April 1, 2022.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.0 million, or 2.6%, to $39.3 million during the third quarter ended April 1, 2022, as compared to $38.3 million in the third quarter ended April 2, 2021. The increase was primarily related to the recent acquisitions of Pentek, Avalex, and Atlanta Micro which contributed $2.6 million of incremental expenses as well as $0.8 million of incremental stock-based compensation expense related to our equity retention plan. These increases were partially offset by savings from workforce optimization efforts. Selling, general and administrative expenses increased as a percentage of revenue to 15.5% for the third quarter ended April 1, 2022 from 14.9% for the third quarter ended April 2, 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $4.8 million, or 16.0%, to $25.4 million during the third quarter ended April 1, 2022, as compared to $30.2 million during the third quarter ended April 2, 2021. The decrease was primarily related to the direct allocation of engineering resources to customer funded programs as well as labor attrition. This resulted in $1.2 million of incremental CRAD during the third quarter ended April 1, 2022 as compared to the prior period. Research and development expenses accounted for 10.0% and 11.8% of our revenues for the third quarters ended April 1, 2022 and April 2, 2021, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $3.4 million to $16.1 million during the third quarter ended April 1, 2022, as compared to $12.7 million during the third quarter ended April 2, 2021 due to the acquisitions of Pentek, Avalex and Atlanta Micro.
RESTRUCTURING AND OTHER CHARGES
During the third quarter ended April 1, 2022, we incurred $6.3 million of restructuring and other charges, as compared to less than $0.1 million during the third quarter ended April 2, 2021. Restructuring and other charges during the third quarter ended April 1, 2022 related to 1MPACT including $5.5 million of third-party consulting costs, $0.8 million of facility optimization costs and $0.1 million of severance costs associated with the elimination of approximately 10 positions during the period based on ongoing talent and workforce optimization efforts. The $0.8 million of costs for facility optimization efforts includes $0.5 million related to lease asset impairment. The Company expects restructuring and other charges of $3.3 million related to third-party consulting costs associated with 1MPACT during the fourth quarter of fiscal 2022.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.7 million during the third quarters ended April 1, 2022 and April 2, 2021 primarily related to third-party advisory fees in connection with engagements by activist investors in the third quarter ended April 1, 2022 . In addition, the third quarters ended April 1, 2022 and April 2, 2021 included costs associated with our continuous evaluation of potential acquisition opportunities. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
We incurred $1.7 million of interest expense during the third quarter ended April 1, 2022 as a result of $451.5 million of outstanding borrowings on our Revolver used to facilitate the acquisitions of POC, Pentek, Avalex, and Atlanta Micro during fiscal 2021 and 2022. We incurred $0.6 million of interest expense during the third quarter ended April 2, 2021 as a result of $160.0 million of outstanding borrowings on our Revolver used to facilitate the acquisition of POC.

OTHER EXPENSE, NET
Other expense, net increased to $2.2 million during the third quarter ended April 1, 2022, as compared to $0.2 million during the third quarter ended April 2, 2021. The third quarter ended April 1, 2022 includes net foreign currency translation losses of $0.6 million as well as incremental financing costs of $0.3 million. The third quarter ended April 2, 2021 includes net foreign currency translation gains of $0.7 million.
INCOME TAXES
We recorded an income tax provision of $2.1 million and $5.4 million on income before income taxes of $6.2 million and $21.0 million for the third quarters ended April 1, 2022 and April 2, 2021, respectively.
During the third quarters ended April 1, 2022 and April 2, 2021, we recognized a discrete tax provision of less than $0.1 million related to stock-based compensation shortfalls and a discrete tax benefit of $0.2 million related to excess benefits on stock-based compensation, respectively.
The effective tax rate for the third quarters ended April 1, 2022 and April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation, and state taxes. In addition, during the third quarter ended April 1, 2022, we had certain unbenefited deferred tax assets.
Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service (“IRS”).
Nine months ended April 1, 2022 compared to the nine months ended April 2, 2021
The following tables set forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	April 1, 2022	As a % of Total Net Revenue	April 2, 2021	As a % of Total Net Revenue
Net revenues	$698,468	100.0%	$673,154	100.0%
Cost of revenues	423,083	60.6	390,745	58.0
Gross margin	275,385	39.4	282,409	42.0
Operating expenses:
Selling, general and administrative	113,027	16.2	102,750	15.3
Research and development	82,604	11.8	85,763	12.7
Amortization of intangible assets	45,813	6.6	28,091	4.2
Restructuring and other charges	22,424	3.2	2,244	0.3
Acquisition costs and other related expenses	7,524	1.1	4,966	0.7
Total operating expenses	271,392	38.9	223,814	33.2
Income from operations	3,993	0.5	58,595	8.8
Interest income	124	—	166	—
Interest expense	(3,353)	(0.4)	(622)	(0.1)
Other expense, net	(4,898)	(0.7)	(2,027)	(0.3)
(Loss) income before income taxes	(4,134)	(0.6)	56,112	8.4
Income tax provision	1,506	0.2	11,993	1.8
Net (loss) income	$(5,640)	(0.8)%	$44,119	6.6%
REVENUES
Total revenues increased $25.3 million, or 3.8%, to $698.5 million during the nine months ended April 1, 2022, as compared to $673.2 million during the nine months ended April 2, 2021. The increase in total revenue was primarily due to an additional $97.9 million of acquired revenues, partially offset by $72.6 million less organic revenues. These increases were driven by higher demand for modules and subassemblies and integrated subsystems which increased $34.6 million and $13.4 million, respectively, and were partially offset by decreases in components of $22.8 million during the nine months ended April 1, 2022. The increase in total revenue was primarily from the C4I and EW end applications which increased $66.3 million and $19.0 million, respectively, and was partially offset by decreases of $78.5 million from the radar applications. The increase was primarily across the airborne and other platforms which grew $54.2 million and $34.6 million, respectively, and were partially offset by decreases to the land and naval platforms of $49.8 million and $13.7 million, respectively, during the nine months ended April 1, 2022. The largest program increases were related to a classified C2 program, MH-60 and F-16 programs. There were no programs comprising 10% or more of our revenues for the nine months ended April 1, 2022 or April 2, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 39.4% for the nine months ended April 1, 2022, a decrease of 260 basis points from the 42.0% gross margin achieved during the nine months ended April 2, 2021. The lower gross margin was primarily driven by program mix, and was impacted by industry-wide supply chain disruptions, as well as higher engineering content associated with programs, while CRAD increased $29.1 million as compared to the prior period. These gross margin decreases were partially offset by $7.0 million less direct COVID expenses, and a $2.3 million net margin benefit associated with fair value adjustments from purchase accounting for recent acquisitions.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $10.3 million, or 10.0%, to $113.0 million during the nine months ended April 1, 2022, as compared to $102.8 million during the nine months ended April 2, 2021. The increase was primarily related to the acquisitions of Pentek, Avalex and Atlanta Micro which contributed $7.2 million of incremental expenses during the nine months ended April 1, 2022 and $2.8 million increase to stock compensation expense primarily related to increased volume of awards associated with the retention of our employees. These increases were partially offset by $0.8 million less direct COVID expenses and savings from workforce optimization efforts. Selling, general and administrative expenses as a percentage of revenues increased to 16.2% for the nine months ended April 1, 2022 from 15.3% for the nine months ended April 2, 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $3.2 million, or 3.7%, to $82.6 million during the nine months ended April 1, 2022, as compared to $85.8 million during the nine months ended April 2, 2021. The decrease was primarily related to employee attrition and restructuring activities associated with 1MPACT. We incurred $7.7 million of incremental CRAD during the nine months ended April 1, 2022. These decreases were partially offset by incremental $3.6 million from recent acquisitions. Research and development expenses accounted for 11.8% and 12.7% of our revenues for the nine months ended April 1, 2022 and April 2, 2021, respectively.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $22.4 million during the nine months ended April 1, 2022, as compared to $2.2 million during the nine months ended April 2, 2021. Restructuring and other charges during the nine months ended April 1, 2022 primarily related to 1MPACT including $14.1 million of third-party consulting costs, as well as $7.5 million of severance costs associated with the elimination of approximately 110 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. In addition, the nine months ended April 1, 2022 includes $0.8 million of costs for facilities optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment. Charges during the nine months ended April 2, 2021 primarily related to severance costs associated with the elimination of 42 positions. The Company expects restructuring and other charges of $3.3 million related to third-party consulting costs associated with 1MPACT during the fourth quarter of fiscal 2022.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $7.5 million during the nine months ended April 1, 2022, as compared to $5.0 million during the nine months ended April 2, 2021. The acquisition costs and other related expenses we incurred during the nine months ended April 1, 2022 were primarily related to the acquisitions of Avalex and Atlanta Micro, as well as $2.7 million for third-party advisory fees in connection with engagements by activist investors. The acquisition costs and other related expenses incurred during the nine months ended April 2, 2021 were related to the acquisition of POC. Both periods include costs associated with our evaluation of potential acquisition opportunities. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities, especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
We incurred $3.4 million of interest expense during the nine months ended April 1, 2022, related to the $451.5 million of outstanding borrowings on our Revolver used to facilitate the acquisitions of POC, Pentek, Avalex and Atlanta Micro during fiscal 2021 and 2022.

OTHER EXPENSE, NET
Other expense, net, increased to $4.9 million during the nine months ended April 1, 2022 as compared to $2.0 million for the nine months ended April 2, 2021. There were $1.3 million of foreign currency translation losses during the nine months ended April 1, 2022 and $1.3 million of foreign currency translation gains during the nine months ended April 2, 2021. There were $0.5 million of incremental litigation and settlement expenses during the nine months ended April 1, 2022 as compared to the prior comparable period. The nine months ended April 2, 2021 also included a $0.4 million loss on the sale of a cost-method investment.
INCOME TAXES
We recorded an income tax provision of $1.5 million and $12.0 million on (loss) income before income taxes of $(4.1) million and $56.1 million for the nine months ended April 1, 2022 and April 2, 2021, respectively.
During the nine months ended April 1, 2022 and April 2, 2021, we recognized a discrete tax provision of $0.9 million related to stock-based compensation shortfalls and a discrete tax benefit of $2.8 million related to excess benefits on stock-based compensation, respectively.
The effective tax rate for the nine months ended April 1, 2022 and April 2, 2021 differed from the Federal statutory rate primarily due to Federal and State research and development credits, non-deductible compensation, stock-based compensation and state taxes. In addition, during the nine months ended April 1, 2022, we had certain unbenefited deferred tax assets.
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
Revolving Credit Facility
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of April 1, 2022, there was $451.5 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	April 1, 2022	April 2, 2021
Net cash provided by operating activities	$566	$70,053
Net cash used in investing activities	$(265,945)	$(338,433)
Net cash provided by financing activities	$243,638	$163,133
Net decrease in cash and cash equivalents	$(22,145)	$(104,895)
Cash and cash equivalents at end of period	$91,694	$121,943
Our cash and cash equivalents decreased by $22.1 million to $91.7 million from July 2, 2021 to April 1, 2022, primarily due to $243.3 million of acquisitions activity, $19.5 million of purchases of property and equipment, and $7.7 million of share repurchase and retirement of common stock used to settle individual tax liabilities, partially offset by $251.5 million of borrowings on our Revolver and $0.6 million generated from operating activities.
Operating Activities
During the nine months ended April 1, 2022, we generated $0.6 million in cash from operating activities, as compared to $70.1 million of cash generated from operating activities for the nine months ended April 2, 2021. The decrease was primarily due to the net loss of $5.6 million as well as an increase in unbilled receivables and costs in excess of billings driven by supply chain disruptions which delayed delivery milestones and cash collections. Operating activities also included cash outflows for restructuring and other charges associated with 1MPACT as well as acquisition costs related to third-party advisory fees in connection with engagements by activist investors and the Avalex and Atlanta Micro acquisitions. In addition, the decrease was due to lower deferred revenue and customer advances and income tax payments. These decreases were partially offset by lower cash outflows for inventory and accounts payable, accrued expenses and accrued compensation.
Investing Activities
During the nine months ended April 1, 2022, we invested $265.9 million, a decrease of $72.5 million, as compared to the nine months ended April 2, 2021. The decrease was primarily driven by $243.3 million used for the acquisitions of Avalex and Atlanta Micro during the nine months ended April 1, 2022 as compared to $305.3 million for the acquisition of POC during the nine months ended April 2, 2021. In addition, we invested $15.2 million less in purchases of property and equipment during the nine months ended April 1, 2022.
Financing Activities
During the nine months ended April 1, 2022, we had $243.6 million in cash provided by financing activities as compared to $163.1 million in the nine months ended April 2, 2021. The $80.5 million increase was driven by $91.5 million of additional borrowings on our Revolver to facilitate the acquisitions of Avalex and Atlanta Micro, partially offset by $7.6 million of additional payments related to the purchase and retirement of common stock used to settle employees' tax liabilities associated with vesting of restricted stock awards and $2.7 million payments of deferred financing fees associated with the refinancing of our revolving credit facility as compared to the nine months ended April 2, 2021.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at April 1, 2022:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$187,927	$187,927	$—	$—	$—
Operating leases	101,507	15,376	26,961	21,914	37,256
	$289,434	$203,303	$26,961	$21,914	$37,256
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $187.9 million at April 1, 2022.
We have a liability at April 1, 2022 of $8.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.

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

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income (loss)	$4,139	$15,635	$(5,640)	$44,119
Other non-operating adjustments, net	938	(775)	1,581	(960)
Interest expense, net	1,554	515	3,229	456
Income tax provision	2,102	5,362	1,506	11,993
Depreciation	8,388	7,243	24,208	18,150
Amortization of intangible assets	16,077	12,717	45,813	28,091
Restructuring and other charges	6,348	(4)	22,424	2,244
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	3,497	3,260	9,245	7,070
Fair value adjustments from purchase accounting	16	182	(1,715)	182
Litigation and settlement expense, net	320	312	1,202	750
COVID related expenses	182	2,745	639	8,373
Stock-based and other non-cash compensation expense	8,935	7,565	26,400	22,371
Adjusted EBITDA	$52,496	$54,757	$128,892	$142,839
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

The following tables reconcile net income (loss) and diluted earnings (loss) per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	April 1, 2022		April 2, 2021
Net income and diluted earnings per share	$4,139	$0.07	$15,635	$0.28
Other non-operating adjustments, net	938		(775)
Amortization of intangible assets	16,077		12,717
Restructuring and other charges	6,348		(4)
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	3,497		3,260
Fair value adjustments from purchase accounting	16		182
Litigation and settlement expense, net	320		312
COVID related expenses	182		2,745
Stock-based and other non-cash compensation expense	8,935		7,565
Impact to income taxes(1)	(8,248)		(6,187)
Adjusted income and adjusted earnings per share	$32,204	$0.57	$35,450	$0.64

Diluted weighted-average shares outstanding		56,027		55,526
(1) Impact to income taxes is calculated by recasting income before income taxes to include the add-backs involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.

	Nine Months Ended
(In thousands, except per share data)	April 1, 2022		April 2, 2021
Net (loss) income and diluted (loss) earnings per share	$(5,640)	$(0.10)	$44,119	$0.80
Other non-operating adjustments, net	1,581		(960)
Amortization of intangible assets	45,813		28,091
Restructuring and other charges	22,424		2,244
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	9,245		7,070
Fair value adjustments from purchase accounting	(1,715)		182
Litigation and settlement expense, net	1,202		750
COVID related expenses	639		8,373
Stock-based and other non-cash compensation expense	26,400		22,371
Impact to income taxes(1)	(23,221)		(18,486)
Adjusted income and adjusted earnings per share	$76,728	$1.38	$93,754	$1.69

Diluted weighted-average shares outstanding		55,780		55,434

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Cash (used in) provided by operating activities	$(4,252)	$23,185	$566	$70,053
Purchase of property and equipment	(6,072)	(9,955)	(19,476)	(34,708)
Free cash flow	$(10,324)	$13,230	$(18,910)	$35,345
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the third quarters and nine months and ended April 1, 2022 and April 2, 2021, respectively:

(In thousands)	April 1, 2022	As a % of Total Net Revenue	April 2, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$233,747	92%	$256,857	100%	$(23,110)	(9)%
Acquired revenue	19,328	8%	—	—%	19,328	100%
Total revenues	$253,075	100%	$256,857	100%	$(3,782)	(1)%

(In thousands)	April 1, 2022	As a % of Total Net Revenue	April 2, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$600,336	86%	$672,937	100%	$(72,601)	(11)%
Acquired revenue	98,132	14%	217	—%	97,915	100%
Total revenues	$698,468	100%	$673,154	100%	$25,314	4%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 2, 2021 to April 1, 2022.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the Pentek, Avalex and Atlanta Micro businesses into our overall internal control over financial reporting environment.

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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. We responded to the complaint in July 2021 and the arbitration proceeding has been scheduled for September 2022. We believe the claims in the complaint are without merit and we intend to defend ourselves vigorously.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, MA contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, MA Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, MA at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.
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
Price inflation for labor and materials, further exacerbated in energy and commodity markets by the Russian invasion of Ukraine, could adversely affect our business, results of operations, and financial condition.
We have experienced considerable price inflation in our costs for labor and materials, which may adversely affect our business, results of operations, and financial condition. We may not be able to pass through inflationary cost increases under our existing firm fixed price commercial item contracts and we may only be able to recoup a portion of our increased costs under our reimbursement-type contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and any prolonged conflict there, may result in increased inflation, escalating energy and commodity prices, and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in "Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K, such as those relating to cyber security, supply chain, volatility in prices, and market conditions, any of which could negatively affect our business and financial condition.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 10, 2022.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer