Form 10-K
period 2022-07-01
MERCURY SYSTEMS INC
filed 2022-08-16
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED July 1, 2022
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
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.1 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2022: 57,676,669 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Exhibit Index on Page 91

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
Effective July 1, 2019, the Company's fiscal year has changed to the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. There have been no reclassifications of prior comparable periods due to this change.

ITEM 1.BUSINESS
Our Company
Mercury Systems, Inc. is a technology company that delivers commercial innovation to rapidly transform the global aerospace and defense industry. Headquartered in Andover, Massachusetts, our end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise our platform include signal solutions, display, software applications, networking, storage and secure processing. Our innovative solutions are mission-ready, software-defined and open and modular, to meet our customers’ high-tech needs. Customers access our solutions via the Mercury platform, which encompasses the broad scope of our investments in technologies, companies, products, services and the expertise of our people. Ultimately, we connect our customers to what matters most to them. We connect commercial technology to defense, people to data, partners to opportunities and the present to the future. At the most human level, we connect what we do to our customers’ missions; supporting the people for whom safety, security and protecting freedom are of paramount importance.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
Our capabilities, technology, people and R&D investment strategy combine to differentiate Mercury in our industry. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
Our mission critical solutions are deployed by our customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”), electronic intelligence, mission computing avionics, electro-optical/infrared (“EO/IR”), electronic warfare, weapons and missile defense, hypersonics and radar.
Our consolidated revenues, acquired revenues, net income, diluted earnings per share (“EPS”), adjusted earnings per share (“adjusted EPS”) and adjusted EBITDA for fiscal 2022 were $988.2 million, $117.8 million, $11.3 million, $0.20, $2.19 and $200.5 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted

EBITDA for fiscal 2021 were $924.0 million, $3.4 million, $62.0 million, $1.12, $2.42 and $201.9 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
1MPACT
On August 3, 2021, Mercury announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve Mercury’s full growth, margin expansion, adjusted EBITDA and free cash flow potential over the next five years. Since fiscal year 2014, Mercury has completed 15 acquisitions, deploying $1.4 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, the Company has extracted substantial revenue and cost synergies from each of these individual acquisitions. As we approach the milestone of $1 billion of revenue, we have identified significant opportunity to realize further scale through consolidating and streamlining our internal organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT is led by our Chief Transformation Officer, Thomas Huber, and focuses on the following major areas: organizational efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; and scalable common processes and systems.
Our Business Strategy
Mercury’s business strategy is based on a differentiated market position: we make trusted, secure, mission critical technologies profoundly more accessible to the aerospace and defense industry. The Mercury Processing Platform serves customers with cutting-edge commercial technology innovations, purpose built and mission-ready for aerospace and defense applications, through above average industry investment on a percentage basis in R&D. Our strategy is built to meet the aerospace and defense market’s need for speed and affordability.
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
5.Attract and retain top talent: We strive to continuously improve operational capability and scalability by attracting, retaining and engaging top talent and supporting and promoting our culture and values.
Our strategies are built around our key strengths as a leading commercial technology company serving the aerospace and defense industry. Our strategies include innovation and investment in scaling existing capabilities, as well as augmenting our capabilities through an acquisition strategy designed to focus on adjacent technologies. We believe our investment in R&D is more than double that of our competitors on a percentage basis. Our consistent strategies allow us to assist our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, stay on schedule and on budget and ensure trust and security in the supply chain. As a result, we have successfully penetrated strategic programs including Aegis, Patriot, Lower Tier Air & Missile Defense Sensor ("LTAMDS"), Surface Electronic Warfare Improvement Program (“SEWIP”), Terminal High Altitude Area Defense ("THAAD"), Predator, F-35, Reaper, F-18, F-16 SABR, E2-D Hawkeye, Paveway, Filthy Buzzard, PGK, P-8, Advanced Integrated Defensive Electronic Warfare Suite (“AIDEWS”), Common Display System (“CDS”), Aviation Mission Common Server ("AMCS") and WIN-T.
We are committed to continued investment and innovation in advanced new products and solutions development to maintain our competitive advantage, including in the fields of RF, analog-to-digital and digital-to-analog conversion, advanced multi- and many-core sensor processing systems including graphics processing units (“GPUs”), safety-critical design and engineering, processing for AI, embedded security, digital storage, digital radio frequency memory (“DRFM”) solutions, software-defined communications capabilities and advanced security technologies and capabilities. Concurrently, we leverage our engineering and development capabilities, including systems integration, to accelerate our strategy to become a commercial outsourcing partner to the large defense prime contractors as they seek the more rapid design, development and delivery of affordable, commercially-developed, open architecture solutions within the markets we serve. We invest in scalable manufacturing operations in the U.S. to enable rapid, cost-effective deployment of our microelectronics and secure processing solutions to our customers.

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
•Second, expansion into new submarkets: Within the major markets Mercury serves we have moved, for example, into electronic warfare, weapons systems, acoustics submarkets, C4I and mission computing.
•Third, vertical expansion: As we continue to add content, we seek to apply technology to all computers on aerospace and defense platforms that require trusted, safe and secure processing.
•Fourth, microelectronics: Our investment domestically in next-generation chiplet technology, from chip-scale to system scale.
Since July 2015, we have added substantial capabilities to our technology portfolio including: embedded security, with the acquisitions of Lewis Innovative Technologies Inc. (“LIT”), custom microelectronics, RF and microwave solutions and embedded security, with the carve-out acquisition from Microsemi Corporation (the “Carve-Out Business”), The Athena Group, Inc. (“Athena”), Delta Microwave, LLC (“Delta”), Syntonic Microwave LLC (“Syntonic”), Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek") and Atlanta Micro, Inc. ("Atlanta Micro"); mission computing, safety-critical avionics and platform management and large area display technology with the CES Creative Electronic Systems, S.A. (“CES”), Richland Technologies, L.L.C. (“RTL”), GECO Avionics, LLC (“GECO”), American Panel Corporation (“APC”), Physical Optics Corporation ("POC") and Avalex Technologies, LLC. ("Avalex") acquisitions; and rugged servers, computers and storage systems with the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC (“Germane”).
We believe we have built the most trusted, proven, contemporary portfolio of solutions and sub-systems that are purpose-built to meet or exceed our customers’ most pressing high-tech needs. We are investing in mission-critical processing technologies embedded into our Processing Platform:
•Security.     Industry-leading embedded security capabilities, secure supply chain, U.S. manufacturing facilities and data management practices for highly sensitive missions.
•Signal. Broadband microwave technology, high-speed digitization, low-latency processing, purpose-built for mission-critical applications.
•Display. Smart, rugged, interactive, high-definition display technology optimized for the low-light, multi-angle viewing requirements of cockpits and armored vehicles.
•Software. The most advanced open middleware and software facilitates rapid application porting on top of open mission systems architecture.
•Networking. Open, interoperable and secure networking based on widely adopted commercial protocols and standards to enable connectivity from data to decision.
•Storage. Fast, radiation-tolerant and encrypted data-at-rest solutions to securely store the vast amounts of data produced by sophisticated edge sensors.
•Compute. High-performance, highly reliable, safe, secure and resilient computing leveraging the latest in commercial innovation from edge to cloud, ground to space.
Our Solutions and Products
We deliver technology at the intersection of the high-tech and defense industries. The Mercury difference is driven by key "differentiators" we promise to deliver to all of our customers: Mission-Ready; Trusted and Secure; Software-Defined; and Open and Modular.
•Mission-Ready: Fit for purpose to meet the demanding needs of our customers' missions. Advanced thermal management and rugged packaging technology ensures optimal performance and reliable operation in the most challenging environments on earth and beyond. We deliver extended reliability and dependability through thermal management, component selection, environmental protection and testing.
•Trusted and Secure: A trusted supply chain, with products designed and manufactured onshore. Advanced cryptography, secure boot and physical protection technologies like our BuiltSECURE technology can mitigate reverse engineering, deliver cyber resiliency and safeguard confidential data and IP against adversarial threats, even when a system has been compromised. We also design safety-certifiable BuiltSAFE processing systems up to the highest design assurance levels.
•Software-Defined: Software enabled hardware for futureproofing, rapid scaling, ease of maintenance and affordability. Flexible hardware architectures that are reconfigurable and upgradeable with software to extend the life of our systems and the platforms they are deployed on. Our model-based systems engineering ("MBSE") design approach aims to significantly decrease the time and cost involved in developing and deploying Military and Aerospace platforms.
•Open and Modular: "Plug and play", upgradeable and scalable. A modular, open, systems architecture ("MOSA") approach to system design maximizes technology reuse to dramatically reduce development time and cost. This open systems approach mitigates obsolescence risk while emphasizing commonality, interoperability and sustainability across platforms and domains.
The Mercury Processing Platform is designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, we seek to leverage technology investments across multiple product lines and product solutions. Examples of hardware products include small, custom microelectronics, embedded sensor processing subsystems, RF and microwave components, modules and subsystems, rugged servers and avionics mission computers.
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
We group our products into the following categories:
•Components. Components represent the basic building blocks of an electronic system. They generally perform a single function such as switching, storing or converting electronic signals. Some examples include power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits) and memory and storage devices.
•Modules and Subassemblies. Modules and sub-assemblies combine multiple components to serve a range of complex functions, including processing, networking and graphics display. Typically delivered as computer boards or other packaging, modules and sub-assemblies are usually designed using open standards to provide interoperability when integrated in a subsystem. Examples of modules and sub-assemblies include embedded processing boards, switched fabrics and boards for high-speed input/output, digital receivers, graphics and video, along with multi-chip modules, integrated radio frequency and microwave multi-function assemblies and radio frequency tuners and transceivers.
•Integrated Subsystems. Integrated subsystems bring components, modules and/or sub-assemblies into one system, enabled with software. Subsystems are typically, but not always, integrated within an open standards-based chassis and often feature interconnect technologies to enable communication between disparate systems. Spares and replacement modules and sub-assemblies are provided for use with subsystems sold by us. Our subsystems are deployed in sensor processing, aviation and mission computing and C4I applications.
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

We partner with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Intel® server-class processing products, Xilinx Field Programmable Gate Arrays (“FPGA”), as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core skills, the SWaP constraints that are encountered in connection with the high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in small subsystems, we introduced a key technology called Air Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so the server-class processors can perform at maximum designed power limits. In rugged environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology has been successfully customer tested allowing maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and electronic warfare capabilities in military platforms.
Embedded systems security has become a requirement for new and emerging military programs and our security solutions are a critical differentiator from our traditional competition. Our security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. Finally, our built-in security framework creates higher product differentiation, and drives greater program velocity, while lowering risk.
Open Standards Support
Mercury has a long history of driving modular open systems architectures and has remained committed to creating, advancing and adopting open standards for all our products, from our smallest components and connectors to our largest, high-performance, integrated multi-computer systems. With forty years of technology leadership within the high-performance embedded computing industry, we have pioneered or contributed to the development of many of the defense industry’s current and emerging open standards, including standards such as RACEway, RapidIO, VXS, VPX, REDI and notably OpenVPX. These open standards allow system integrators to benefit from the interoperability of modules produced by multiple vendors. We also continue to be influential in the industry-standards organizations associated with our market segments. As a member of the VMEbus International Trade Association (“VITA”), the Sensor Open Systems Architecture (“SOSA”) initiative, the Future Airborne Capability Environment (“FACE”) consortium and the Vehicular Integration for C4ISR/EW Interoperability (“VICTORY”) consortium, among other standards bodies, Mercury is helping to guide the aerospace and defense industry toward greater openness and vendor interoperability, consistent with the DoD’s focus on using MOSA in major programs.
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

Recent Acquisitions
Since 2011 we have successfully acquired 18 businesses, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. The 15 acquisitions completed since July 1, 2015 are shown below.

Name of Acquired Entities	Date of Acquisition
Lewis Innovative Technologies, Inc.	December 16, 2015
Microsemi Carve-Out Business	May 2, 2016
CES Creative Electronic Systems S.A.	November 3, 2016
Delta Microwave, LLC	April 3, 2017
Richland Technologies L.L.C.	July 3, 2017
Themis Computer	February 1, 2018
Germane Systems, LC	July 31, 2018
GECO Avionics, LLC	January 29, 2019
The Athena Group, Inc.	April 18, 2019
Syntonic Microwave LLC	April 18, 2019
American Panel Corporation	September 23, 2019
Physical Optics Corporation	December 30, 2020
Pentek Systems, Inc. and Pentek Technologies, LLC	May 27, 2021
Avalex Technologies, LLC	November 5, 2021
Atlanta Micro, Inc.	November 29, 2021
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed, sourced and manufactured electronics for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically as it relates to command, control, communications, computers and intelligence (C4I) systems, sensors and electronic warfare (EW); and commercial markets, which include aerospace communications and other computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business, Delta, Syntonic, Pentek and Atlanta Micro further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES, RTL, GECO, APC, POC and Avalex acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the rugged server business. Our organic investments as well as the acquisitions of LIT, the Carve-Out Business and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, is helping to open more opportunities in international markets.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:
•The aerospace and defense electronics market is expected to grow in 2022 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of September 2021, the global aerospace and defense electronics market is estimated to be $130 billion in 2021, growing to $155 billion by 2026. Within this global market, RSA estimates that the total Tier 2 defense electronics market, which Mercury participates in, was approximately $40 billion in 2021, and will grow to $52 billion in 2026. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as EW, radar, EO/IR and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimated the market for 2021 to be $6.7 billion for platform and mission management, $8.3 billion for C2I and $8.9 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2021-2026 for these markets to be 6.3% for platform and mission management, 4.5% for C2I and 3.7% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimated the market for 2021 to be $5.8 billion for EW, $5.8 billion for radar, $2.1 billion for EO/IR, $1.2 billion for acoustics and $3.4 billion for weapons systems. RSA estimates the 2021-2026 CAGR for these markets to be 2.6% for electronic warfare, 2.6% for radar, 3.4% for EO/IR, 3.7% for acoustics and 4.1% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, EW, guided missiles and precision munitions and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to continue our above industry-average growth.
•The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, leading to even greater demand for the capability of our products to securely store and process data onboard platforms. An increase in the prevalence and resolution of ISR is generating significant growth in the associated data that needs to be stored and turned into information for the warfighter in a timely manner. In addition, several factors are driving the defense and intelligence industries to demand greater capability to collect, store and process data onboard the aircraft, UAVs, ships and other vehicles, which we refer to collectively as platforms. These factors include the limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously and possibly in denied communications environments, the need for platforms with increased persistence to enable them to remain in or fly above the battlefield for extended periods and the need for greater onboard processing capabilities. In addition, the advent of sophisticated AI algorithms is beginning to revolutionize the ability of sensor processing systems to intelligently and efficiently process and act upon these large data sets. Standard computing architectures and computing platforms currently do not offer the level of performance needed to optimize existing AI algorithms, creating an additional opportunity for advanced processing capabilities onboard the platform.
•Russia’s invasion of Ukraine, rising tensions in the Asia-Pacific and continued threats from rogue states and violent extremists are contributing to the most challenging global threat environment since the Cold War. This will likely result in a sea change in defense spending domestically and internationally. Our advisors estimate that U.S. growth, combined with increases in NATO defense budgets, could drive up to $1.5 trillion of additional spending over the next decade. This should lead to higher bookings for Mercury in the electronic systems associated with missiles, munitions and missile defense systems, unmanned systems, fixed wing and rotorcraft, ground vehicles and EW.
•A greater percentage of the value associated with future defense platforms will be driven by electronic systems content, and upgrades to existing platforms will focus on sensors, signal processing, sensor algorithms, multi-intelligence fusion and exploitation and computing and communications capability– all areas where Mercury participates. These trends remain favorable in our view and the demand environment is improving due to urgent needs for warfighting capability at a more rapid pace than traditional defense prime contractors can easily react to, as demonstrated by our strong bookings and design wins, both in fiscal 2022. We believe that our addressable market continues to increase, driven in large part by our strategic move into mission systems and potential to deliver innovative processing solutions at chip scale, and that primes will increasingly seek out our high-performance, cost-effective open architecture products.
•Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2021 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury was approximately $24 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the Tier 2 embedded computing and RF market in 2021 was estimated by RSA to be $42 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a merchant supplier of commercial technologies to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale and stability in addition to the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers. These factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.
•DoD security and program protection requirements are creating new opportunities for domestic sourcing and our advanced secure processing capabilities. The U.S. government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing and support of such capabilities, making it more difficult to protect against embedded vulnerabilities, tampering, reverse engineering and other undesired activities. The DoD has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of technologies ranging from advanced secure processing subsystems to miniaturized custom microelectronics devices and capabilities for other onboard critical computing applications designed, developed, manufactured and supported in the U.S.A. In addition, advanced systems sold to foreign military buyers also require protection so that the technologies, techniques and data associated with them do not proliferate, which further enhances our market opportunity.
•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In February 2022, DoD’s Research & Engineering (R&E) organization listed microelectronics among its top technology investment priorities and reiterated its need for secure microelectronics sources which leverage state-of-the-art commercial development and production. DoD’s FY23 budget requested $989 million in funding for basic research in microelectronics – the largest increase among R&E’s investment priorities and 40% of the total basic research budget. Congress’ passage of the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") act in August 2022, which will provide $2 billion for defense microelectronics, further amplifies the U.S. government’s commitment to reinforcing the U.S. semiconductor supply chain. We believe Mercury is the leading provider of commercially developed silicon purpose-built for the specific requirements of aerospace and defense customers. This capability began with our 2016 acquisition of the Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging, most notably our announced $15 million capital investment in fiscal year 2020 to expand our trusted custom microelectronics business in Phoenix, Arizona, to bring cutting-edge commercial silicon to the DoD. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
Our Competitive Strengths
We believe the following competitive strengths will allow us to take advantage of the evolving trends in our industry and successfully pursue our business strategy:
•Subsystem Solutions Provider for the C4ISR and Electronic Warfare Markets. Through our commercially developed, specialized processing subsystem solutions, we address the challenges associated with the collection and processing of massive, continuous streams of data and dramatically shorten the time that it takes to give information to U.S. armed forces at the tactical edge. Our solutions are specifically designed for flexibility and interoperability, allowing our products to be easily integrated into larger system-level solutions. Our ability to integrate subsystem-level capabilities allows us to provide solutions that effectively address the mission-critical challenges within the C4ISR market, including multi-intelligence data fusion and AI processing onboard the platform. We leverage our deep expertise in embedded multicomputing, embedded sensor processing, with the addition of our RF microwave and millimeter subsystems and components, along with strategic investments in research and development to provide solutions across the sensor processing chain.
•Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, electronic warfare and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, LTAMDS, Patriot missile, SEWIP and Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our recent acquisitions allow us to participate in a broader array of programs, many with key strategic customers of ours.
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
Our strengths in this area include our position as an early and leading advocate for OSA in defense, offering Intel® server class processing form factors across 3/6U OpenVPX, ATCA and rack-mount architectures and high density, secure solutions across multiple hardware architectures to seamlessly scale to meet our customers’ SWaP requirements. In addition, we have a 30-year legacy of system management and system integration expertise that allows us to reduce technical risk, while improving affordability and interoperability. Our system integration expertise is a cornerstone in helping us support our customers in deploying pre-integrated, OSA subsystems.
As commercial technology companies have moved the design, development, manufacturing and support of their technologies offshore, the DoD is looking to domestic technology providers to develop a sustainable, U.S.-based trusted supply chain. Over several years we have been building out our capacity for domestic manufacturing through our Advanced Microelectronics Centers (“AMCs”). These facilities provide significant scale and capacity for our defense prime customers, who have been increasingly willing to outsource to partners with the scale needed to meet large program production requirements. In addition, our Phoenix, Arizona AMC is a Defense Microelectronics Activity (“DMEA”)-certified, trusted manufacturing facility, which represents a significant competitive advantage. Our Phoenix AMC also includes a surface mount technology manufacturing capability which we refer to as our U.S. Manufacturing Operations (“USMO”).
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
•Value-Added Subsystem Solution Provider for Defense Prime Contractors. Because of the DoD’s continuing shift toward a firm fixed price contract procurement model, an increasingly uncertain budgetary and procurement environment, and increased budget pressures from both the U.S. and allied governments, defense prime contractors are accelerating their move toward outsourcing opportunities to help mitigate the increased program and financial risk. Our differentiated secure sensor and safety-critical processing solutions offer meaningful capabilities upgrades for our customers and enable the rapid, cost-effective deployment of systems to the end customer. We believe our open architecture subsystems offer differentiated sensor processing and data analytics capabilities that cannot be easily replicated. Our solutions minimize program risk, maximize application portability and accelerate customers’ time to market, all within a fixed-pricing contracting environment.
•Delivery of Platform-Ready Solutions for Classified Programs. We believe our integration work provides us with critical insights as we implement and incorporate key classified government intellectual property, including critical intelligence and signal processing algorithms, into advanced systems. This integration work provides us the opportunity to combine directly and integrate our technology building blocks along with our intellectual property into our existing embedded processing products and solutions, enabling us to deliver more affordable, platform-ready integrated ISR subsystems that leverage our OSA and address key government technology and procurement concerns. Our operations in this environment also help us identify emerging needs and opportunities to influence our future product development, so that critical future needs can be met in a timely manner with commercially-developed products and solutions.
•We have invested in advanced, domestic design and manufacturing capabilities. Over the past several years we have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern AMCs as well as the establishment of our USMO in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable and redundant tools and equipment to promote quality, efficiency, throughput and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama and Phoenix, Arizona are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our USMO is built around scalable, repeatable, secure, affordable and predictable manufacturing. The USMO is a IPC1791 certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
•Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our top customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies and the U.S. Navy. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.
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
•Leading M&A Origination and Execution Capability. We have a strong track-record of identifying and executing strategic acquisitions. Since July 1, 2015 we have acquired 15 businesses, which are strategically aligned with Mercury, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. We have established an internal team that brings decades of experience across more than 100 transactions. We have developed internal processes to identify and source strategic acquisitions on a proprietary basis and negotiated directly with owners on a number of acquisitions. In addition, we have developed relationships with a number of investment banks and other sell-side advisors, as well as a reputation as a preferred acquirer, which allow us access to targeted or widely-marketed M&A processes. Our internal capabilities include financial, legal and other transaction diligence, deal valuation and deal negotiations. Where appropriate, we leverage third party advisors to supplement our internal diligence. We have a proven ability to execute numerous transactions simultaneously effectively and efficiently.
•1MPACT Value Creation Plan. Our 1MPACT effort is designed to lay the foundation for the next phase of our value creation at scale. Led by our Chief Transformation Officer, 1MPACT focuses on the following major areas: organizational efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; and scalable common processes and systems.
•Proven M&A Integration Capability. We have developed the internal processes and capability, enhanced by 1MPACT, to integrate acquired businesses to deliver value through revenue and cost synergies. We leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.

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
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Total expenditures for research and development amounted to $107.2 million, $113.5 million and $98.5 million in fiscal years 2022, 2021 and 2020, respectively. As of July 1, 2022, we had 853 employees, including systems engineers, hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display system and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona AMC manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix, Arizona facility also contains our USMO, which is an IPC1791 certified and DMEA-certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging and test. Our Oxnard, California facility manufactures radio frequency and microwave products in an AS9100 quality system-certified facility. Our Cypress, California, West Lafayette, Indiana, Huntsville, Alabama and Mesa, Arizona facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Chantilly, Virginia facility is an IPC1791 and AS9100 quality systems-certified facility. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Hudson, New Hampshire facility is also IPC1791 certified. Our Geneva, Switzerland facility, the headquarters of Mercury's European operations, provides electronic design and manufacturing, maintenance and support services and is AS9100 and EASA Part 145 quality systems-certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our USMO and Geneva facilities have the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems' manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include a supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
Our AMC in Phoenix, Arizona is built around scalable, repeatable, secure, affordable and predictable manufacturing. The high mix, low volume and high complexity/density nature of our products require speed and seamless interaction with all internal functions (as opposed to with an external contract manufacturer) which is a key value proposition of the USMO. The USMO is also designed for efficient showcasing to customers who at any point wish to access the best proven technology and high performing, secure electronics and processing manufacturing solutions within a broader product company such as Mercury. Proximity and interaction with our internal engineering organization is a significant benefit. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness. The Phoenix AMC also provides manufacturing and assembly for SWaP-optimized multi-chip modules and system-in-package devices. We combine surface-mount, flip chip, die attach, wire bond and rugged 3D packaging on the same devices to provide a swap-optimized solution for our customers.
The Hudson, New Hampshire, West Caldwell, New Jersey and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and subsystems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our Alpharetta, Georgia facility offers active matrix liquid crystal display systems which enhances the highly sophisticated man/machine interface. Our facility in Torrance, California is an AS9100 and AS9110C facility that offers Avionics Safety-Certifiable subsystems. Our recently acquired facility in Upper Saddle River, New Jersey is AS9100 certified and offers digital signal processing products. Our recently acquired facility in Gulf Breeze, Florida is AS9100 certified and offers rugged avionics and electronics. Our recently acquired facility in Norcross, Georgia is AS9100 certified and offers RF and microwave products.
Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third-party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources. Prior to the global COVID-19 pandemic, we launched efforts to increase our spend under long-term procurement agreements. This has proven beneficial during the severe supply constraints we have faced, which have driven significant price increases across the industry. We have recently experienced challenges obtaining adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs.
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
Intellectual Property and Proprietary Rights
As of July 1, 2022, we held 185 patents of varying duration issued in the United States. We file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved designs and products. At present, we have several U.S. and foreign patent applications in process.
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
Mercury Systems, Innovation that Matters, Armor, ASSURE-Stor, EchoCore, Echotek, Ensemble, MultiCore Plus, NanoATR, NanoPAK, NanoSWITCH, PowerBlock, PowerStream, RACE, RACE Series, Race++ Series, Themis, TRRUST-Stor and TRRUST-Purge are registered trademarks; and Air Flow-By, BuiltSAFE, BuiltSECURE, CANGuard, CodeSEAL, EnforcIT-S, EnsembleSeries, EnterpriseSeries, Liquid Flow-By, OpenRFM, POET, SecureBootFPGA, SpectrumSeries and WhiteboxCRYPTO are trademarks of Mercury Systems, Inc. OpenVPX is a trademark of the VMEbus International Trade Association. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

Backlog
As of July 1, 2022, we had a backlog of orders aggregating approximately $1,037.7 million, of which $646.7 million is expected to be delivered within the next twelve months. As of July 2, 2021, backlog was approximately $909.6 million. We include in our backlog customer orders for products and services for which we have accepted signed purchase orders, as long as that order is scheduled to ship or invoice in whole, or in part, within the next 24 months. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Employees
At July 1, 2022, we employed a total of 2,386 people excluding contractors, including 853 in research and development, 149 in sales and marketing, 1,026 in manufacturing and customer support and 358 in general and administrative functions. We have 145 employees located in Europe, seven located in Canada, one located in Japan and 2,233 located in the United States. We also use contractors on an as-needed basis.
Human Capital
At Mercury, our people are at the center of everything we do in driving Innovation That Matters® by and for People Who Matter. We recognize that Mercury will succeed only if our employees are engaged, given an opportunity to develop and provided with a safe workplace that values diverse perspectives from a population that represents our communities. Our Board of Directors provides oversight of our people practices, including regularly reviewing workforce metrics such as those described below. Additional data related to these metrics can be found on our website at www.mrcy.com under the Company – Environmental, Social and Governance tab (our “Website”).

•Employee Overview: As of July 1, 2022, we had 2,386 employees around the globe. Our primary operations are in the U.S. with 2,233 employees and we operate offices in 15 states. Mercury also has operations in Europe, Asia and Canada. No employees are covered by any collective bargaining or similar agreements.

•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. During the past fiscal year, five of our products were recognized among the most innovative solutions in aerospace and defense products and systems by the judges of the 2021 Military & Aerospace Electronics Innovators Awards program, marking the sixth consecutive year in which we have been recognized. Our investment in our employees extends to our workplaces. For fiscal 2022, we invested over $27.7 million to upgrade our locations to world-class facilities. We also encourage employees to give back to our communities.

We regularly seek employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team and people leaders across the Company. Participation in our most recent employee engagement survey in April 2022 remained strong at 70%.

•Training and Development: Life-long learning is encouraged at Mercury through our offering of LinkedIn Learning, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists, with our internship and co-op programs, as well as through our partnership with Udacity which fosters upskilling in the areas of AI, machine learning and data science. Mercury also has formal programs to further develop our leaders, at various levels: Leadership Edge (director and above); Mercury Managers Matter (for manger-level employees); and Managing at Mercury (supervisors, team leaders and new managers).

•Pay and Benefits: We seek competitiveness and fairness in total compensation with reference to peer comparisons and internal equity. We also offer a variety of well-being programs to support our employees and their families with healthy living. These programs include paid time off, paid parental leave, health insurance coverage, company contributions to retirement savings and employee assistance and work-life programs. In addition, We offer employees less traditional benefits to support employee well-being such as access to fitness and meditation apps, as well as an online platform through which employees participate in healthy living challenges and earn financial rewards.

•Health and Safety: On our Website, we disclose quality and safety information, including OSHA injury data. During the pandemic, we expended $10.6 million for COVID testing, sick pay and other efforts to keep our employees and their families, as well as our facilities, safe during the global pandemic. Our CEO has also been recognized by Glassdoor as a top-rated CEO in the U.S. for his leadership during the pandemic.

•Diversity, Equity & Inclusion: Our Website discloses detailed workplace data surrounding our gender diversity, racial/ethnic diversity and turnover data. As of July 1, 2022, women and racially/ethnically diverse employees represented 29% and 42%, respectively, of Mercury’s workforce. Development of a diverse talent pipeline is a business imperative at Mercury and critical to our ability to drive innovation and improve long-term results. We have established relationships with job networks and educational institutions to proactively attract a diverse pool of talent. Our employees are afforded opportunities to cultivate diversity, equity and inclusion both within Mercury and our industry. For example, Mercury sponsors, and our leaders participate in, the annual Simmons Women’s Leadership Conference which has the goal of preparing the next generation of female leaders and furthering equality in the workplace. Mercury has also conducted pay equity assessments and made adjustments to pay levels for protected classes, as appropriate, as a result of such assessments.
Customers
Lockheed Martin Corporation and Raytheon Technologies comprised an aggregate of 24%, 34% and 32% of our revenues in each of the fiscal years 2022, 2021 and 2020, respectively. The United States Navy comprised 14% and 12% of our revenues in fiscal years 2022 and 2021, respectively. While sales to each of these customers comprise 10% or more of our annual revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2022, 2021 and 2020, we had no single program that represented 10% or more of our revenues.
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
Investors and others should note that we announce material financial information using our website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts and social media, including Twitter (twitter.com/mrcy and twitter.com/mrcy_CEO) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, we encourage investors and others interested in Mercury to review the information we post on the social media and other communication channels listed on our website.
ITEM 1A.    RISK FACTORS:
Risks Related to Business Operations and Our Industry
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 97%, 98% and 95% of our total net revenues in fiscal years 2022, 2021 and 2020, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2023 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities toward non-defense budget items could adversely impact our revenues and increase uncertainty in our business and financial planning.
Economic conditions could adversely affect our business, results of operations and financial condition.
World economic conditions and financial markets have, at times, experienced turmoil which could have material adverse impacts on our financial condition or our ability to achieve targeted results of operations due to:
•reduced and delayed demand for our products;
•increased risk of order cancellations or delays;
•downward pressure on the prices of our products;
•greater difficulty in collecting accounts receivable; and
•risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, public health and political conditions. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business. The near-term potential for recessionary economic conditions and possible stagflation (persistent high inflation and stagnant economic demand) presents increased risks to our business.
Price inflation for labor and materials, further exacerbated in energy and commodity markets by the Russian invasion of Ukraine, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in our costs for labor and materials during fiscal 2022, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing firm fixed price commercial item contracts and we may only be able to recoup a portion of our increased costs under our reimbursement-type contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cyber security, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.

The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2022, Raytheon Technologies accounted for 14% of our total net revenues, the U.S. Navy accounted for 14% of our total net revenues and Lockheed Martin Corporation accounted for 10% of our total net revenues. In fiscal 2021, Raytheon Technologies accounted for 19% of our total net revenues, Lockheed Martin Corporation accounted for 15% of our total net revenues and the U.S. Navy accounted for 12% of our total net revenues. In fiscal 2020, both Lockheed Martin Corporation and Raytheon Technologies accounted for 16% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe F-35, Filthy Buzzard & Badger, F/A-18, LTAMDS, THAAD and Aegis programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities. The emergence of commodity-type products as acceptable substitutes for certain of our products may cause customers to delay purchases or seek alternative solutions.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competitors may be able to offer more attractive pricing, develop products with performance features that are superior to our products, or offer higher quality or superior on time delivery, resulting in reduced demand for our products. Recently, our on-time delivery has suffered due in part to supply chain volatility and unanticipated supplier decommits. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors into markets targeted by us could result in the loss of existing customers and may have a negative impact on our ability to win future business opportunities. Perceptions of Mercury as a high-cost provider could cause us to lose existing customers or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.
Our products are often designed for operating under physical constraints such as limited space, weight and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Commercial server manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for defense electronics systems. Factors that may increase the acceptability of commodity-type products in some defense platforms that we serve include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.
We compete in highly competitive industries, and our customers generally extend the competitive pressures they face throughout their respective supply chains. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, on time delivery and support services. Our product performance, engineering expertise and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development and manufacturing versus outsourcing. Our defense prime contractor customers could decide to pursue one or more of our product development areas as a core competency and insource that technology development and production rather than purchase that capability from us as a supplier. This competition could result in fewer customer orders and a loss of market share.
We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to our customers.
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, Inc., Intel Corporation and Microsemi for Field Programmable Gate Arrays (“FPGA”), on NXP Semiconductor for Application-Specific Integrated Circuits (“ASICs”), Intel Corporation and NXP Semiconductor for processors, Micron Technology, Inc. for specific memory products and in general any sole-source microelectronics suppliers. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. There can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors. In addition, our industry, along with many others, is facing a significant shortage of semiconductors. We have experienced and are experiencing meaningful levels of semiconductor impact. The continuing shortage of semiconductors and other key components can cause a significant disruption to our production schedule. Unprecedented material lead times and supplier decommits have increased volatility in our operating and financial results, including lower revenue and higher inventory and unbilled receivables, as well as decreased cash flow. Carrying increased levels of inventory also increases our potential risk of future inventory obsolescence.
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
We market and sell products in international markets, have sales offices and subsidiaries in the United Kingdom, Japan and France and we have manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain and Canada. Revenues from international operations accounted for 4%, 5% and 7%, of our total net revenues in fiscal 2022, 2021 and 2020, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:

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
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at July 1, 2022. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of July 1, 2022, we had a liability of $4.7 million in Other non-current liabilities representing the net under-funded status of the Plan.
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA, and the anti-corruption laws of the countries in which we operate. Those laws generally prohibit the giving of anything of value to win business. The FCPA also generally requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company and prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Under these anti-corruption laws, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of international applicable anti-corruption laws, governmental authorities in the United States or the countries in which we operate could seek to impose civil and criminal penalties, or restrict or limit our ability to do business, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
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
While our revenues are generated through the sale of products and services across more than 300 programs with no single program contributing more than 10% of our annual revenues, we have experienced fluctuations in operating results due to shifts in timing or quantities across certain of our larger programs. Customers specify delivery date requirements that coincide with their need for our products and services on the programs in which we participate. Because these customers may use our products and services in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer or on that program. As such, we cannot always accurately plan our manufacturing, inventory and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
•shortages and increased costs of components;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in estimates of completion on fixed price engagements, which represent a substantial percentage of our business.
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

Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities, information technology and marketing programs. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations could be adversely affected.
Further, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The percentage of our total revenue using over time revenue accounting has increased in recent years due to M&A transactions and the movement in our business toward subsystem development. Over time revenue recognition is more reliant on estimates than the accounting for our component sales. Actual results could differ from those estimates, and changes in estimates in subsequent periods could cause our results of operations to fluctuate.
We rely on the significant experience and specialized expertise of our senior management, engineering and operational staff and must retain and attract qualified and highly skilled personnel to grow our business successfully.
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers and operational staff, many of whom have numerous years of experience, specialized expertise in our industry and security clearances required for certain defense projects. If we are not successful in hiring and retaining such employees, we may not be able to extend or maintain our engineering and operational expertise and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially individuals with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough staff to implement our growth strategy or to perform on our existing commitments. Like our defense prime contractor customers, we face the potential for knowledge drain due to the impending retirement of the older members of our engineering and operations workforce in the coming years.
To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the short and long-term transfer of critical knowledge and skills. We compete with commercial technology companies outside of the aerospace and defense industry for qualified technical positions as the number of qualified domestic engineers is decreasing and the number of available professionals is not keeping up with demand. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. In cases where the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing programs.
Beginning with the pandemic, a significant portion of our workforce began working remotely and we expect a significant portion will continue to work a hybrid schedule. We see many benefits to remote and hybrid work and have adopted new tools and processes to support the workforce. However, if we are unable to effectively adapt to this hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation. During fiscal 2022, we experienced unusually high employee attrition and our costs to retain employees increased.
If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our facilities and the proper functioning of our network, telecommunication and other business systems and operations. As we grow our operations, the potential for natural or man-made disasters, political, economic, or infrastructure instabilities, or other country- or region-specific business continuity risks increases.
We face various risks related to health pandemics such as COVID-19.
We face adverse effects related to the COVID-19 pandemic, including disruptions in our supply chain, limitations on our operations and increased costs for health and safety measures. We expect the COVID-19 pandemic to adversely affect our operations and financial position if significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions. To-date, our operations and production activities in the U.S. and globally have remained operational during the COVID-19 pandemic. Our facilities are considered essential activities and have been exempt from closure directives. However, our manufacturing sites are subject to various local and national directives curtailing operations, requiring work from home and social distancing which otherwise could impact the efficiency of our operations. Such directives could change at any time. We continue to monitor the situation, assessing possible implications on our operations, supply chain, liquidity and cash flow and will continue taking actions to mitigate adverse consequences.
Risks Related to Our Growth Strategy, Our 1MPACT Value Creation Plan and M&A
Implementation of our growth strategy and 1MPACT value creation plan may not be successful, which could affect our ability to increase revenues and profits.
Our growth strategy includes developing new products, adding new customers and programs within our existing markets and entering new markets both domestically and internationally, developing our manufacturing capabilities, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon a number of factors including, among others:
•our ability to create demand for products in new markets;
•our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;
•our ability to increase our market visibility and penetration with prime defense contractors, government agencies and government funded laboratories;
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
Our 1MPACT value creation plan is designed to enable us to achieve our full growth and value creation potential, both organically and through M&A, to position us to scale beyond our cumulative acquisitions over recent years. 1MPACT includes streamlining procurement and our supply chain, increasing the efficiency and effectiveness of R&D and manufacturing operations and further scaling through common processes and systems. Our ability to enhance value and to mitigate risk through 1MPACT is subject to risks including: anticipated benefits not being realized or not at the levels anticipated; that implementation will be materially delayed or will be more difficult than expected; challenges of hiring and retaining key employees to drive the value creation plan; and initiatives being more expensive to complete than anticipated, including as a result of unexpected factors or events. In addition, there is a risk that 1MPACT will divert management’s attention from ongoing organic business operations and M&A opportunities.
Acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we expect to continue to explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. While we expect our acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The integration process may be complex, costly and time consuming. Acquisitions may pose risks to our business, including:
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

•failure to rationalize supply chain, manufacturing capacity, locations, logistics and operating models to achieve anticipated economies of scale, or disruptions to supply chain, manufacturing, or product design operations during the combination of facilities;
•failure to rationalize business, information and communication systems and to expand the IT infrastructure and security protocols throughout the enterprise;
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
•potential loss of key employees;
•the impact of any assumed legal proceedings; and
•adverse effects on our internal control over financial reporting before the acquiree's complete integration into our control environment.
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
We may incur substantial indebtedness.
On February 28, 2022, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of July 1, 2022, we had $451.5 million of outstanding borrowings on the Revolver. The Revolver accrues interest, at our option, at floating rates tied to Secured Overnight Financing Rate ("SOFR") or the prime rate plus an applicable percentage. The applicable percentage is set at SOFR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
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
Our recent negative free cash flow, if not improved, could eventually lead to challenges in servicing our debt.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At July 1, 2022, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $937.9 million and $351.5 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
Risks Related to Legal, Regulatory and Compliance Matters
We face risks and uncertainties associated with defense-related contracts
Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•Our contracts with the U.S. and foreign governments and their defense prime contractors and subcontractors are subject to termination either upon default by us or at the convenience of the government or contractor if, among other reasons, the program itself has been terminated. Termination for convenience provisions generally only entitle us to recover costs incurred, settlement expenses and profit on work completed prior to termination.
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

•We sell certain products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in Federal regulations, or in the interpretation of Federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage for a larger percentage of our contracts under the Cost Accounting Standards (“CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.
•We are subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) in connection with our defense work for the U.S. government and defense prime contractors. Inability to meet the qualifications to the CMMC and any amendments may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our Company level and into our supply chain.
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
•We anticipate that sales to our U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs will be an increasing part of our business going forward. These FMS sales combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.
•We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Many of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance to access sensitive information necessary to the performance of our work on certain U.S. government contracts and subcontracts. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
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
From time to time, we are audited by various Federal, state, local and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have an adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period. Further, future increases in tax rates may adversely affect our financial results.

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
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions as well as organic growth. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality and increase our compliance costs. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.

If we suffer ransomware breaches, data breaches, or phishing diversions involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
Our business is subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. We are also targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoD contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages and reputational harm.

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
We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. The amount and timing of such additional financing needs will vary principally depending on the timing of new product and service launches, investments and/or acquisitions and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a larger credit facility. The sale of additional equity securities or securities convertible into our common shares could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow.

Provisions in our organizational documents and Massachusetts law and other actions we have taken could make it more difficult for a third party to acquire us.
Provisions of our articles of organization and by-laws could have the effect of discouraging a third party from making a proposal to acquire us and could prevent certain changes in control, even if some shareholders might consider the proposal to be in their best interest. These provisions include a classified board of directors, advance notice to our board of directors of shareholder proposals and director nominations, and limitations on the ability of shareholders to remove directors and to call shareholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our board of directors may determine, such as those underlying the shareholder rights agreement we adopted in December 2021. On December 27, 2021, the board of directors of the Company adopted a Shareholder Rights Plan which, as amended, will expire on the date of the Annual Meeting in October 2022. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.
We also are subject to the Massachusetts General Laws which, subject to certain exceptions, prohibit a Massachusetts corporation from engaging in a broad range of business combinations with any “interested shareholder” for a period of three years following the date that such shareholder becomes an interested shareholder. The Massachusetts Business Corporation Act permits directors to look beyond the interests of shareholders and consider other constituencies in discharging their duties. In determining what the director of a Massachusetts corporation reasonably believes to be in the best interests of the corporation, a director may consider the interests of the corporation's employees, suppliers, creditors, and customers, the economy of the state, the region, and the nation, community and societal considerations and the long-term and short-term interests of the corporation and its shareholders, including the possibility that these interests may be best served by the continued independence of the corporation.
Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. We may be subjected to a proxy contest or to litigation by activist investors, including litigation related to any shareholder rights agreement or “poison pill” that our Board adopts, such as the Shareholder Rights Plan adopted on December 27, 2021. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
JANA Partners LLC filed a Schedule 13D on December 23, 2021, and Starboard Value LP filed a Schedule 13D on January 13, 2022. Both JANA and Starboard indicated that they intended to engage with Mercury’s management. Starboard also wrote an open letter to Mercury’s Board of Directors dated January 13, 2022, requesting that the limited duration rights agreement be withdrawn or amended. On June 23, 2022, we entered into settlement agreements with each of JANA and Starboard that covered the appointment of two directors to our Board and an amendment to our shareholder rights plan. The settlement agreements also contain customary standstill provisions that end approximately 30 days prior to the expiration of the advance notice period for the nomination of directors at our 2023 annual meeting of shareholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The following table sets forth our significant properties as of July 1, 2022:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2031
Hudson, NH	121,553	Leased, expiring 2030
Torrance, CA	85,125	Leased, expiring 2029
Oxnard, CA	72,673	Leased, expiring 2025
Gulf Breeze, FL	51,061	Leased, expiring 2031
Torrance, CA	49,250	Leased, expiring 2025
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2029
Torrance, CA	36,220	Leased, expiring 2025
Fremont, CA	36,122	Leased, expiring 2023
Alpharetta, GA	35,005	Leased, expiring 2028
Mesa, AZ	34,320	Leased, expiring 2022
Chantilly, VA	32,789	Leased, expiring 2025
Torrance, CA	31,505	Leased, expiring 2023
Geneva, CH	27,287	Leased, expiring 2027
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in 2022 and 2023. In addition, we lease a number of smaller offices around the world primarily for sales. See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
ITEM 3.LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, MA contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, MA Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, MA at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, we may have for these matters.

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
Mark Aslett, age 54, joined Mercury in 2007 and has served as the President and Chief Executive Officer and as a member of the Board since 2007. Prior to joining Mercury, he was Chief Operating Officer and Chief Executive Officer of Enterasys Networks from 2003 to 2006, and held various positions with Marconi plc and its affiliated companies, including Executive Vice President of Marketing, Vice President of Portfolio Management and President of Marconi Communications- North America, from 1998 to 2002. Mr. Aslett has also held positions at GEC Plessey Telecommunications, as well as other telecommunications-related technology firms.
Christopher C. Cambria, age 64, joined Mercury in 2016 as Senior Vice President, General Counsel and Secretary and was appointed Executive Vice President, General Counsel and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006 and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Thomas Huber, age 45, joined Mercury in September 2021 as Executive Vice President, Chief Transformation Officer. Prior to joining Mercury, Mr. Huber was a Managing Director and Partner at the Boston Consulting Group from 2019 to September 2021, serving as a core member of their transformation and operations practice areas. Mr. Huber was a Managing Director and Partner at Bain & Company, working with clients in strategy, operations and M&A from 2010 to 2018.
Brian E. Perry, age 55, joined Mercury in 2008 and has served as our Executive Vice President, President, Processing division since August 2021. He served as Senior Vice President of our Processing division starting in July 2020. Prior to that, he was President of our Mercury Defense Systems business unit starting in 2014 and Vice President and General Manager of our Services and Systems Integration group from 2011 to 2014. Prior to joining Mercury, Mr. Perry was the General Manager for Suntron Corporation’s Northeast Express and served in various roles with Lockheed Martin and General Electric Aircraft Engines.
Michael D. Ruppert, age 48, joined Mercury in 2014 as Senior Vice President, Strategy and Corporate Development and in 2017 was named Executive Vice President, Strategy and Corporate Development. In 2018, Mr. Ruppert was appointed the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Mercury, from 2013 to 2014, Mr. Ruppert was Co-Founder and Managing Partner of RS Partners, LLC, a boutique advisory firm focused on the aerospace & defense industries. Prior to that, he was a Managing Director at UBS Investment Bank where he led the defense investment banking practice from 2011 to 2013. Mr. Ruppert also held positions in the investment banking divisions at Lazard Freres & Co from 2008 to 2011 and at Lehman Brothers from 2000 to 2008.
James M. Stevison, age 56, joined Mercury in October 2021 as Executive Vice President and Chief Growth Officer. Dr. Stevison brings to Mercury more than 16 years of global experience in the aerospace and defense industry. Prior to joining Mercury, he was Vice President of Strategy for Raytheon Missiles & Defense. In that role, he led comprehensive business strategy, portfolio shaping and evaluating investment opportunities to further advance the Raytheon Missiles & Defense portfolio. He also served as Vice President of Strategic and Naval Systems at Raytheon Missiles Systems. Prior to that, he was the director of the SM-3® program, where he was responsible for all variants of the SM-3® missile portfolio, both domestically and internationally. Dr. Stevison has previously held senior leadership roles at Lockheed Martin and at Miltec Systems, a Ducommun Company. A U.S. Army veteran, Dr. Stevison retired from the Army in 2005, following an accomplished 20-year military career that included leadership roles with the Missile Defense Agency and the U.S. Army Aviation and Missile Command.

Charles R. Wells, IV, age 50, joined the Company in November 2021 as its Executive Vice President and President of Mercury’s Microelectronics Division. Mr. Wells has more than 25 years’ experience across multiple disciplines including engineering, business development, program management and executive management. Previously, he served as Vice President and General Manager for the Unmanned & Integrated Solutions Business Unit of Teledyne FLIR with full P&L responsibility while ensuring high levels of product quality and customer satisfaction. Earlier in his career, he worked as a DoD civilian supporting the development and fielding of world-wide C4ISR networks and information systems. He also held positions in Northrop Grumman and ICX Technologies and served as a private consultant for large aerospace and defense companies.

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

	High	Low
2022 Fourth quarter	$66.04	$54.24
Third quarter	$69.81	$51.11
Second quarter	$55.92	$46.71
First quarter	$66.78	$45.31
2021 Fourth quarter	$79.28	$57.69
Third quarter	$85.49	$61.26
Second quarter	$88.06	$67.10
First quarter	$79.89	$66.65
As of July 31, 2022, we had 896 record shareholders and 34,112 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended July 1, 2022:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 2, 2021 - October 1, 2021	138	$52.79
October 2, 2021 - December 31, 2021	3	$50.83
January 1, 2022 - April 1, 2022	4	$58.94
April 2, 2022 - July 1, 2022	8	$59.21
Total	153
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Presented in thousands.
Share Repurchase Plans
During fiscal 2022, we had no active share repurchase programs.
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
OVERVIEW
Mercury Systems, Inc. is a technology company that delivers commercial innovation to rapidly transform the global aerospace and defense industry. Headquartered in Andover, Massachusetts, our end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise our platform include signal solutions, display, software applications, networking, storage and secure processing. Our innovative solutions are mission-ready, trusted and secure, software-defined and open and modular to meet our customers’ most-pressing high-tech needs. Customers access our solutions via the Mercury platform, which encompasses the broad scope of our investments in technologies, companies, products, services and the expertise of our people. Ultimately, we connect our customers to what matters most to them. We connect commercial technology to defense, people to data, partners to opportunities and the present to the future. And, at the most human level, we connect what we do to our customers’ missions; supporting the people for whom safety, security and protecting freedom are of paramount importance.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that it believes meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
Our capabilities, technology, people and R&D investment strategy combine to differentiate Mercury in our industry. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
Our mission critical solutions are deployed by our customers for a variety of applications including command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”), electronic intelligence, mission computing avionics, electro-optical/infrared (“EO/IR”), electronic warfare, weapons and missile defense, hypersonics and radar.
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
As of July 1, 2022, we had 2,386 employees. Our consolidated revenues, acquired revenues, net income, diluted EPS, adjusted EPS and adjusted EBITDA for fiscal 2022 were $988.2 million, $117.8 million, $11.3 million, $0.20, $2.19 and $200.5 million, respectively. Our consolidated revenues, acquired revenues, net income, diluted EPS, adjusted EPS and adjusted EBITDA for fiscal 2021 were $924.0 million, $3.4 million, $62.0 million, $1.12, $2.42 and $201.9 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
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
1MPACT
On August 3, 2021, we announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. The goal of 1MPACT is to achieve our full growth, margin expansion and adjusted EBITDA potential over the next five years. Since fiscal year 2014, we have completed 15 acquisitions, deploying $1.4 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, we have extracted substantial revenue and cost synergies from each of these individual acquisitions. As we approach the milestone of $1 billion of revenue, we have identified significant opportunity to realize further scale through consolidating and streamlining our internal organizational structure which will improve visibility, speed of decision making and accountability. 1MPACT is led by our Chief Transformation Officer, Thomas Huber, and focuses on the following major areas: organizational efficiency and scalability; procurement and supply chain; facilities optimization; R&D investment; and scalable common processes and systems.
BUSINESS DEVELOPMENTS:
FISCAL 2022
On February 28, 2022, we amended our existing revolving credit facility (the "Revolver") to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of July 1, 2022, there was $451.5 million of outstanding borrowings on the Revolver. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
On November 29, 2021, we acquired Atlanta Micro, Inc. ("Atlanta Micro") for a purchase price of $90.0 million, subject to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits

("MMICs") which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. We funded the acquisition through our Revolver.
On September 27, 2021, we signed a definitive agreement to acquire Avalex Technologies (“Avalex”) for a purchase price of $155.0 million, subject to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and we acquired Avalex. Based in Gulf Breeze, Florida, Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders and warning systems. We funded the acquisition with our Revolver.
FISCAL 2021
On May 27, 2021, we acquired Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, "Pentek") for a purchase price of $65.0 million, subject to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf ("COTS") software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and our Revolver.
On December 30, 2020, we acquired Physical Optics Corporation ("POC") for a purchase price of $310.0 million, prior to net working capital and net debt adjustments. Based in Torrance, California, POC more than doubled our global avionics business and expanded its collective footprint in the platform and mission management market. We funded the acquisition through a combination of cash on hand and our Revolver.
RESULTS OF OPERATIONS:
FISCAL 2022 VS. FISCAL 2021
Results of operations for fiscal 2022 include full period results from the acquisitions of POC and Pentek and only results from the acquisition dates for Avalex and Atlanta Micro, which were acquired on November 5, 2021 and November 29, 2021, respectively. Results of operations for fiscal 2021 include only results from the acquisition dates for POC and Pentek. Accordingly, the periods presented below are not directly comparable. The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7 of the Company's Form 10-K issued on August 17, 2021 for prior year discussion related to fiscal 2020.

The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	Fiscal 2022	As a % of Total Net Revenue	Fiscal 2021	As a % of Total Net Revenue
Net revenues	$988,197	100.0%	$923,996	100.0%
Cost of revenues	593,241	60.0	538,808	58.3
Gross margin	394,956	40.0	385,188	41.7
Operating expenses:
Selling, general and administrative	157,044	15.9	134,337	14.5
Research and development	107,169	10.8	113,481	12.3
Amortization of intangible assets	60,267	6.1	41,171	4.5
Restructuring and other charges	27,445	2.8	9,222	1.0
Acquisition costs and other related expenses	11,421	1.2	5,976	0.6
Total operating expenses	363,346	36.8	304,187	32.9
Income from operations	31,610	3.2	81,001	8.8
Interest income	143	—	179	—
Interest expense	(5,806)	(0.6)	(1,222)	(0.1)
Other expense, net	(7,552)	(0.8)	(2,785)	(0.3)
Income before income taxes	18,395	1.9	77,173	8.4
Income tax provision	7,120	0.8	15,129	1.7
Net income	$11,275	1.1%	$62,044	6.7%
REVENUES
Total revenues increased $64.2 million, or 7.0%, to $988.2 million during fiscal 2022, as compared to $924.0 million during fiscal 2021 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full fiscal quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to $114.4 million of incremental acquired revenues partially offset by a $50.2 million decrease in organic revenues. The increase was driven by higher demand for modules and sub-assemblies and integrated subsystems which increased $49.4 million or 31.5%, and $30.5 million or 5.2%, respectively, and was partially offset by decreases to components of $15.7 million or 8.9% during fiscal 2022. The increase in total revenue was primarily from C4I and EW applications which increased $73.3 million and $18.5 million, respectively, and was partially offset by a decrease of $38.0 million from the radar end application. The increase in revenues spanned the airborne and other platforms which increased $71.2 million and $48.5 million, respectively, and was offset by decreases in the naval and land platforms of $31.6 million and $23.8 million, respectively. The largest program increases were related to a classified C2 program, MH60, P8, Aegis and ALR-56C. Acquired revenue in fiscal 2022 represents activity from the Pentek, Avalex and Atlanta Micro acquired businesses as well as two fiscal quarters from the POC acquired business. There were no programs comprising 10% or more of our revenues for fiscal 2022 and 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 40.0% for fiscal 2022, a decrease of 170 basis points from the 41.7% gross margin achieved during fiscal 2021. The lower gross margin was primarily driven by program mix, heavily impacted by industry-wide award delays and supply chain constraints as well as inflation. In addition, the decrease is due to higher engineering content associated with programs in the period evidenced by an increase of $28.5 million in Customer Funded Research and Development ("CRAD") compared to the prior period. CRAD primarily represents engineering labor associated with over time revenue contracts for customized development, production and service activities. The nature of these efforts result in lower margin content, but serve as pre-cursors to higher margin production awards. These products are predominately grouped within integrated subsystems and to a lesser extent modules and sub-assemblies.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $22.7 million, or 16.9%, to $157.0 million during fiscal 2022 as compared to $134.3 million during fiscal 2021. The increase was primarily related to an incremental $8.9 million of expenses related to the acquisitions of Pentek, Avalex and Atlanta Micro as well as an $8.3 million increase to stock compensation expense for a higher volume of equity awards to support the retention of our employees in a challenging labor market. These increases were partially offset by savings from 1MPACT workforce optimization efforts. Selling, general and administrative expenses increased as a percentage of revenue to 15.9% during fiscal 2022 from 14.5% during fiscal 2021.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $6.3 million, or 5.6%, to $107.2 million during fiscal 2022, as compared to $113.5 million for fiscal 2021. The decrease was primarily related to 1MPACT workforce optimization efforts and employee attrition. The decrease was also impacted by an incremental $28.5 million of CRAD during fiscal 2022. Research and development expenses accounted for 10.8% and 12.3% of our revenues during fiscal 2022 and fiscal 2021, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $19.1 million to $60.3 million during fiscal 2022, as compared to $41.2 million for fiscal 2021, primarily due to the full period impact from the acquisitions of POC and Pentek, as well as the acquisitions of Avalex and Atlanta Micro during fiscal 2022.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $27.4 million during fiscal 2022, as compared to $9.2 million during fiscal 2021. Restructuring and other charges during fiscal 2022 primarily related to 1MPACT including $17.4 million of third-party consulting costs, as well as $9.2 million of severance costs associated with the elimination of approximately 135 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. In addition, fiscal 2022 includes $0.8 million of costs for facilities optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment. During fiscal 2021, the Company incurred $9.2 million of restructuring and other charges. Restructuring and other charges primarily related to $4.8 million related to severance costs associated with the elimination of approximately 90 positions throughout the period, across manufacturing, SG&A and R&D. These charges are related to changing market and business conditions as well as talent shifts and resource redundancy from the Company's internal reorganization that was completed during fiscal 2021. The remaining $4.5 million of restructuring and other charges related to third-party consulting costs related to 1MPACT, which was initiated in the fourth quarter of fiscal 2021.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $11.4 million during fiscal 2022, as compared to $6.0 million during fiscal 2021. The acquisition costs and other related expenses incurred during fiscal 2022 were related to the acquisitions of Avalex and Atlanta Micro, as well as $6.8 million for third-party advisory fees and settlement costs in connection with engagements by activist investors. The acquisition costs and other related expenses incurred during fiscal 2021 were related to the acquisitions of POC and Pentek. Both periods include costs associated with our evaluation of potential acquisition opportunities. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
Interest expense for fiscal 2022 increased to $5.8 million, as compared to $1.2 million in fiscal 2021. This increase is primarily related to the $451.5 million of outstanding borrowings on our Revolver used to facilitate the acquisitions of POC and Pentek, Avalex and Atlanta Micro during fiscal 2021 and 2022. This is an increase from $200.0 million of outstanding borrowings on our Revolver for fiscal 2021.
OTHER EXPENSE, NET
Other expense, net increased to $7.6 million during fiscal 2022, as compared to $2.8 million of other expense, net in fiscal 2021. There were $2.4 million of foreign currency translation losses during fiscal 2022 as compared to $1.2 million of foreign currency translation gains during fiscal 2021. In addition, there was $1.3 million of incremental litigation and settlement expenses during fiscal 2022 as compared to the prior comparable period.

INCOME TAXES
We recorded an income tax provision of $7.1 million and $15.1 million on income before income taxes of $18.4 million and $77.2 million for fiscal years 2022 and 2021, respectively. Within the $7.1 million income tax provision for fiscal year 2022, we recorded a provision to return adjustment of $2.3 million related to an immaterial correction of an error over transfer pricing allocations.
The effective tax rate for fiscal 2022 differed from the Federal statutory rate of 21% primarily due to Federal and state research and development tax credits, non-deductible compensation, provision to return adjustments, state taxes and excess tax provision related to stock compensation.
The effective tax rate for fiscal 2021 differed from the Federal statutory rate of 21% primarily due to Federal and state research and development tax credits, excess benefits related to stock compensation, non-deductible compensation and state taxes.
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
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of July 1, 2022, we had $451.5 million of outstanding borrowings against the Revolver. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.

CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Net cash (used in) provided by operating activities	$(18,869)	$97,247	$115,184
Net cash used in investing activities	$(274,320)	$(416,887)	$(135,486)
Net cash provided by (used in) financing activities	$245,754	$206,229	$(10,932)
Net decrease in cash and cash equivalents	$(48,185)	$(112,999)	$(31,094)
Cash and cash equivalents at end of year	$65,654	$113,839	$226,838
Our cash and cash equivalents decreased by $48.2 million during fiscal 2022 primarily due to $243.5 million of acquisition activity, $27.7 million invested in purchases of property and equipment, $18.9 million used in operating activities and $8.2 million of share repurchase and retirement of common stock used to settle employees' tax liabilities. These decreases were partially offset by $251.5 million of borrowings on our Revolver to facilitate the acquisitions of Avalex and Atlanta Micro.
Operating Activities
During fiscal 2022, we used $18.9 million in cash from operating activities, a decrease of $116.1 million, as compared to $97.2 million provided by operating activities during fiscal 2021. The decrease was primarily due to an increase in unbilled receivables and costs in excess of billings driven by industry-wide award delays and supply chain constraints impacting the timing of billing events and cash conversion as well as higher outflows for inventory during fiscal 2022. Operating activities also included cash outflows for restructuring and other charges associated with 1MPACT as well as acquisition costs and other related expenses related to third-party advisory fees in connection with engagements by activist investors as well as the Avalex and Atlanta Micro acquisitions. These decreases were partially offset by lower cash outflows for accounts payable, accrued expenses and accrued compensation.
Investing Activities
During fiscal 2022, we invested $274.3 million, a decrease of $142.6 million, as compared to $416.9 million during fiscal 2021. During fiscal 2022, we invested $243.5 million in the acquisitions of Avalex and Atlanta Micro, as well as $27.7 million in purchases of property and equipment. During fiscal 2021, we invested $372.8 million in the acquisitions of POC and Pentek as well as $45.6 million in purchases of property and equipment.
Financing Activities
During fiscal 2022, we had $245.8 million in cash provided by financing activities, as compared to $206.2 million during fiscal 2021. The $39.6 million increase was driven by an additional $51.5 million of additional borrowings on our Revolver to facilitate the acquisitions of Avalex and Atlanta Micro, partially offset by $8.1 million of additional payments related to the purchase and retirement of common stock used to settle employees' tax liabilities associated with vesting of restricted stock awards and $2.9 million of payments for deferred financing fees associated with the refinancing of our revolving credit facility as compared to fiscal 2021.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at July 1, 2022:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$97,504	$14,757	$26,838	$21,594	$34,315
Purchase obligations	153,729	153,729	—	—	—
	$251,233	$168,486	$26,838	$21,594	$34,315
See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $153.7 million at July 1, 2022.
We had a liability at July 1, 2022 of $9.1 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. Our liability increased by an additional $1.6 million primarily due to tax positions taken related to a prior period and during the current period. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred in connection with certain intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.
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
RELATED PARTY TRANSACTIONS
During fiscal 2022 and 2021, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted EPS, free cash flow, organic revenue and acquired revenue.
Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition financing and other third party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.
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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Net income	$11,275	$62,044	$85,712
Other non-operating adjustments, net	2,932	(724)	(5,636)
Interest expense (income), net	5,663	1,043	(1,145)
Income tax provision	7,120	15,129	8,221
Depreciation	33,150	25,912	18,770
Amortization of intangible assets	60,267	41,171	30,560
Restructuring and other charges(1)	27,445	9,222	1,805
Impairment of long-lived assets	—	—	—
Acquisition, financing and other third party costs(2)	13,608	8,600	5,645
Fair value adjustments from purchase accounting(3)	(2,009)	(290)	1,801
Litigation and settlement expense, net	1,908	622	944
COVID related expenses	689	9,943	2,593
Stock-based and other non-cash compensation expense	38,459	29,224	26,972
Adjusted EBITDA	$200,507	$201,896	$176,242
(1) Restructuring and other charges for fiscal 2022 are related to management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2022 are related to the acquisitions of Avalex and Atlanta Micro, third-party advisory fees in connection with engagements by activist investors and costs associated with our continuous evaluation of potential acquisition opportunities.
(3) Fair value adjustments from purchase accounting for fiscal year 2022 relate to various adjustments arising from the Avalex and Atlanta Micro acquisitions. Fair value adjustments from purchase accounting for fiscal year 2021 relate to various adjustments arising from the POC acquisition. Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization.
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as net income before other non-operating adjustments, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition, financing and other third party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following table reconciles net income and diluted earnings per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	July 1, 2022		July 2, 2021		July 3, 2020
Net income and diluted earnings per share	$11,275	$0.20	$62,044	$1.12	$85,712	$1.56
Other non-operating adjustments, net	2,932		(724)		(5,636)
Amortization of intangible assets	60,267		41,171		30,560
Restructuring and other charges(1)	27,445		9,222		1,805
Impairment of long-lived assets	—		—		—
Acquisition, financing and other third party costs(2)	13,608		8,600		5,645
Fair value adjustments from purchase accounting(3)	(2,009)		(290)		1,801
Litigation and settlement expense, net	1,908		622		944
COVID related expenses	689		9,943		2,593
Stock-based and other non-cash compensation expense	38,459		29,224		26,972
Impact to income taxes(4)	(32,309)		(25,697)		(23,634)
Adjusted income and adjusted earnings per share	$122,265	$2.19	$134,115	$2.42	$126,762	$2.30

Diluted weighted-average shares outstanding		55,901		55,474		55,115
(1) Restructuring and other charges for fiscal 2022 are related to management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2022 are related to the acquisitions of Avalex and Atlanta Micro, third-party advisory fees in connection with engagements by activist investors and costs associated with our continuous evaluation of potential acquisition opportunities.
(3) Fair value adjustments from purchase accounting for fiscal year 2022 relate to various adjustments arising from the Avalex and Atlanta Micro acquisitions. Fair value adjustments from purchase accounting for fiscal year 2021 relate to various adjustments arising from the POC acquisition. Fair value adjustments from purchase accounting for fiscal year 2020 relate to APC inventory step-up amortization.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Net cash (used in) provided by operating activities	$(18,869)	$97,247	$115,184
Purchase of property and equipment	(27,656)	(45,599)	(43,294)
Free cash flow	$(46,525)	$51,648	$71,890

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure:

(In thousands)	Fiscal 2022	As a % of Total Net Revenue	Fiscal 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$870,435	88%	$920,609	100%	$(50,174)	(5)%
Acquired revenue(1)	117,762	12%	3,387	—%	114,375	100%
Total revenues	$988,197	100%	$923,996	100%	$64,201	7%
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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45% and 58% of revenues for the fiscal years ended July 1, 2022 and July 2, 2021, respectively. Total revenue recognized under contracts over time was 55% and 42% of revenues for the fiscal years ended July 1, 2022 and July 2, 2021, respectively.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by us upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) we do not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is recognized upon shipment (for goods) or completion (for services).
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) our performance creates an asset with no alternative use to us and (iii) we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of July 1, 2022, approximately $0.3 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
For over time contracts, we typically leverage the input method, using a cost-to-cost measure of progress. We believe that this method represents the most faithful depiction of our performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. We bear the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. In the limited instances where we enter into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, we elected to use a practical expedient permitted by ASC 606 whereby revenue is recognized in the amount for which we have a right to invoice the customer based on the control transferred to the customer. For over time contracts, we recognize anticipated contract losses as soon as they become known and estimable.
Accounting for over time contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
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
On over time contracts, the portion of the payments retained by the customer is not considered a significant financing component because most contracts have a duration of less than one year and payment is received as progress is made. Many of our over time contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, we may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard us from the failure of the other party to abide by some or all of their obligations under the contract.
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
In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future earnings, future taxable income and tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. We record a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $451.5 million of outstanding borrowings against the Revolver at July 1, 2022.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. As of July 1, 2022 and July 2, 2021, we had $65.7 million and $113.8 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of July 1, 2022, five customers accounted for 45% of our receivables, unbilled receivables and costs in excess of billings. As of July 2, 2021, five customers accounted for 60% of our receivables, unbilled receivables and costs in excess of billings.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of July 1, 2022 and July 2, 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended July 1, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 1, 2022 and July 2, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 1, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Avalex Technologies Corporation and Atlanta Micro, Inc. during fiscal 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2022, Avalex Technologies, LLC and Atlanta Micro, Inc's internal control over financial reporting associated with 12 percent of total consolidated assets (of which 10 percent represented goodwill and intangible assets included within the scope of the assessment) and 3 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended July 1, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Avalex Technologies, LLC and Atlanta Micro, Inc.
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
Estimate of total contract costs to be incurred for fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, revenue recognized over time for the year ended July 1, 2022 represented 55% of total revenues. For contracts where revenue is recognized over time under fixed price arrangements, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop estimates of total contract costs to be incurred for partially completed performance obligations. This included controls related to the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. We considered factors, including the value and stage of completion, to select certain customers' contracts to evaluate the Company’s assumptions underlying the estimate of total contract costs to be incurred. We inspected the selected contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We inquired of operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the selected contracts, including the assessment of the nature and complexity of the work to be performed. We inspected correspondence, if any, between the Company and the customers for the selected contracts as part of our evaluation of contract progress.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 16, 2022

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 1, 2022	July 2, 2021
Assets
Current assets:
Cash and cash equivalents	$65,654	$113,839
Accounts receivable, net of allowance for credit losses of $2,074 and $1,720 at July 1, 2022 and July 2, 2021, respectively	144,494	128,807
Unbilled receivables and costs in excess of billings	303,356	162,921
Inventory	270,339	221,640
Prepaid income taxes	7,503	782
Prepaid expenses and other current assets	23,906	15,111
Total current assets	815,252	643,100
Property and equipment, net	127,191	128,524
Goodwill	937,880	804,906
Intangible assets, net	351,538	307,559
Operating lease right-of-use assets, net	66,366	66,373
Other non-current assets	6,188	4,675
Total assets	$2,304,415	$1,955,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$98,673	$47,951
Accrued expenses	34,954	24,652
Accrued compensation	44,813	40,043
Deferred revenues and customer advances	15,487	38,177
Total current liabilities	193,927	150,823
Deferred income taxes	32,398	28,810
Income taxes payable	9,112	7,467
Long-term debt	451,500	200,000
Operating lease liabilities	69,888	71,508
Other non-current liabilities	10,405	12,383
Total liabilities	767,230	470,991
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 55,679,747 and 55,241,120 shares issued and outstanding at July 1, 2022 and July 2, 2021, respectively	557	552
Additional paid-in capital	1,145,323	1,109,434
Retained earnings	385,774	374,499
Accumulated other comprehensive income (loss)	5,531	(339)
Total shareholders’ equity	1,537,185	1,484,146
Total liabilities and shareholders’ equity	$2,304,415	$1,955,137
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Net revenues	$988,197	$923,996	$796,610
Cost of revenues	593,241	538,808	439,766
Gross margin	394,956	385,188	356,844
Operating expenses:
Selling, general and administrative	157,044	134,337	132,253
Research and development	107,169	113,481	98,485
Amortization of intangible assets	60,267	41,171	30,560
Restructuring and other charges	27,445	9,222	1,805
Acquisition costs and other related expenses	11,421	5,976	2,679
Total operating expenses	363,346	304,187	265,782
Income from operations	31,610	81,001	91,062
Interest income	143	179	2,151
Interest expense	(5,806)	(1,222)	(1,006)
Other expense, net	(7,552)	(2,785)	1,726
Income before income taxes	18,395	77,173	93,933
Income tax provision	7,120	15,129	8,221
Net income	$11,275	$62,044	$85,712

Basic net earnings per share	$0.20	$1.13	$1.57
Diluted net earnings per share	$0.20	$1.12	$1.56

Weighted-average shares outstanding:
Basic	55,527	55,070	54,546
Diluted	55,901	55,474	55,115

Comprehensive income:
Net income	$11,275	$62,044	$85,712
Foreign currency translation adjustments	1,131	(739)	174
Pension benefit plan, net of tax	4,739	3,285	(1,768)
Total other comprehensive income (loss), net of tax	5,870	2,546	(1,594)
Total comprehensive income	$17,145	$64,590	$84,118
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended July 1, 2022, July 2, 2021 and July 3, 2020
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	54,248	$542	$1,058,745	$226,743	$(1,291)	$1,284,739
Issuance of common stock under employee stock incentive plans	562	6	(1)	—	—	5
Issuance of common stock under employee stock purchase plan	89	1	5,311	—	—	5,312
Retirement of common stock	(197)	(2)	(16,247)	—	—	(16,249)
Stock-based compensation	—	—	26,859	—	—	26,859
Net income	—	—	—	85,712	—	85,712
Other comprehensive loss	—	—	—	—	(1,594)	(1,594)
Balance at July 3, 2020	54,702	547	1,074,667	312,455	(2,885)	1,384,784
Issuance of common stock under employee stock incentive plans	439	4	10	—	—	14
Issuance of common stock under employee stock purchase plan	101	1	6,280	—	—	6,281
Retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	28,543	—	—	28,543
Net income	—	—	—	62,044	—	62,044
Other comprehensive income	—	—	—	—	2,546	2,546
Balance at July 2, 2021	55,241	552	1,109,434	374,499	(339)	1,484,146
Issuance of common stock under employee stock incentive plans	477	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	115	1	5,370	—	—	5,371
Retirement of common stock	(153)	—	(8,206)	—	—	(8,206)
Stock-based compensation	—	—	38,729	—	—	38,729
Net income	—	—	—	11,275	—	11,275
Other comprehensive income	—	—	—	—	5,870	5,870
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income	$11,275	$62,044	$85,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	93,417	67,083	49,330
Stock-based compensation expense	38,293	28,290	26,538
Benefit for deferred income taxes	(2,419)	(1,125)	(3,019)
Gain on investments	—	—	(5,817)
Other non-cash items	(497)	3,745	3,509
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables and costs in excess of billings	(146,477)	(51,981)	(31,079)
Inventory	(40,902)	(27,441)	(31,609)
Prepaid income taxes	(4,977)	1,703	(2,792)
Prepaid expenses and other current assets	(4,396)	1,718	(2,116)
Other non-current assets	6,117	5,459	(1,260)
Accounts payable, accrued expenses and accrued compensation	58,395	(6,315)	13,610
Deferred revenues and customer advances	(18,998)	13,731	7,082
Income taxes payable	1,009	4,080	(131)
Other non-current liabilities	(8,709)	(3,744)	7,226
Net cash (used in) provided by operating activities	(18,869)	97,247	115,184
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(243,464)	(372,826)	(96,502)
Purchases of property and equipment	(27,656)	(45,599)	(43,294)
Proceeds from sale of investment	—	—	4,310
Other investing activities	(3,200)	1,538	—
Net cash used in investing activities	(274,320)	(416,887)	(135,486)
Cash flows from financing activities:
Proceeds from employee stock plans	5,371	6,295	5,317
Payments for retirement of common stock	(8,206)	(66)	(16,249)
Payments under credit facilities	—	—	(200,000)
Borrowings under credit facilities	251,500	200,000	200,000
Payments of deferred financing and offering costs	(2,911)	—	—
Net cash provided by (used in) financing activities	245,754	206,229	(10,932)
Effect of exchange rate changes on cash and cash equivalents	(750)	412	140
Net decrease in cash and cash equivalents	(48,185)	(112,999)	(31,094)
Cash and cash equivalents at beginning of year	113,839	226,838	257,932
Cash and cash equivalents at end of year	$65,654	$113,839	$226,838
Cash paid during the period for:
Interest	$5,492	$1,088	$1,046
Income taxes	$14,121	$8,983	$12,939
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$6,919	$(1,928)	$2,623
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. is a technology company that delivers commercial innovation to rapidly transform the global aerospace and defense industry. Headquartered in Andover, Massachusetts, the Company's end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise the Company's platform include signal solutions, display, software applications, networking, storage and secure processing. The Company's innovative solutions are mission-ready, trusted and secure, software-defined and open and modular (the Company's differentiators), to meet customers’ most-pressing high-tech needs, including those specific to the defense community.
On February 28, 2022, the Company amended its existing revolving credit facility (the "Revolver") to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of July 1, 2022, there was $451,500 of outstanding borrowings on the Revolver. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
On November 29, 2021, the Company acquired Atlanta Micro, Inc. ("Atlanta Micro") for a purchase price of $90,000, subject to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits ("MMICs") which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. The Company funded the acquisition through its Revolver.
On September 27, 2021, the Company signed a definitive agreement to acquire Avalex Technologies (“Avalex”) for a purchase price of $155,000, subject to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and the Company acquired Avalex. Based in Gulf Breeze, Florida, Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders and warning systems. The Company funded the acquisition with its Revolver.
On May 27, 2021, the Company acquired Pentek for a purchase price of $65,000, prior to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf ("COTS") software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and Mercury's existing revolving credit facility (the "Revolver").
On December 30, 2020, the Company acquired Physical Optics Corporation ("POC") for a purchase price of $310,000, prior to net working capital and net debt adjustments. Based in Torrance, California, POC more than doubles Mercury's global avionics business and expands its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and its existing Revolver.
For further details on the acquisitions, see Note C to the consolidated financial statements.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
BASIS OF PRESENTATION
The Company's fiscal year is the 52-week or 53-week period ending on the Friday closest to the last day in June. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. All references to fiscal 2020 are to the 53-week period from July 1, 2019 to July 3, 2020. There have been no reclassifications of prior comparable periods due to this change.
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

BUSINESS COMBINATIONS
The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events in which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:
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
LEASES
The Company has arrangements involving the lease of facilities, machinery and equipment. Under ASC 842, Leases, (“ASC 842”), at inception of the arrangement, the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. This determination, among other considerations, involves an assessment of whether the Company can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
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
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, net, Accrued expenses and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note J to the consolidated financial statements for more information regarding our obligations under leases.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with the five step model set forth by ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations and revenue recognition as the performance obligations are satisfied.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Certain contracts with customers require the Company to perform tests of its products prior to shipment to ensure their performance complies with the Company’s published product specifications and, on occasion, with additional customer-requested specifications. In these cases, the Company conducts such tests and, if they are completed successfully, includes a written confirmation with each order shipped. As a result, at the time of each product shipment, the Company believes that no further customer testing requirements exist and that there is no uncertainty of acceptance by its customer. The Company's contracts with customers generally do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract. Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.
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
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the standalone selling price of each distinct good or service in the contract. Standalone selling prices of the Company’s goods and services are generally not directly observable. Accordingly, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The objective of the expected cost plus a margin approach is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis. The Company's determination of the expected cost plus a margin approach involves the consideration of several factors based on the specific facts and circumstances of each contract. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies, often based on the price list established and updated by management on a regular basis, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

The Company analyzes the standalone selling prices used in its allocation of transaction price on contracts at least annually. Standalone selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more frequent analysis or if the Company experiences significant variances in its selling prices.
The Company engages in over time contracts for development, production and service activities and recognizes revenue for performance obligations over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) the Company’s performance creates an asset with no alternative use to the Company and (iii) the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts.
For contracts recognized over time, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
Accounting for over time contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Total revenue recognized under over time contracts over time was 55%, 42% and 27% of revenues in the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively.
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45%, 58% and 73% of revenues in the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is recognized upon shipment (for goods) or completion (for services).
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
On over time contracts, the portion of the payments retained by the customer is not considered a significant financing component because payment is received as progress is made. Many of the Company's over time contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On certain contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
All revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes).
COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $1,503 and $1,098 of deferred sales commissions for contracts where the amortization period is greater than one year as of July 1, 2022 and July 2, 2021, respectively. Prior to fiscal 2021, the Company had not deferred sales commissions for contracts where the amortization period was greater than one year because such amounts were not deemed significant.
The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost. Such costs are accrued for in conjunction with the recording of revenue for the goods and are classified as cost of revenues.
CONTRACT BALANCES
Contract balances result from the timing of revenue recognized, billings and cash collections and the generation of contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Instead, while the Company has an enforceable right to payment as progress is made over performance obligations, billings to customers are generally predicated on (i) completion of defined milestones, (ii) monthly costs incurred or (iii) final delivery of goods or services. Contract assets are presented as Unbilled receivables and costs in excess of billings on the Company’s Consolidated Balance Sheets. Contract liabilities consist of deferred product revenue, billings in excess of revenues, deferred service revenue and customer advances. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty contracts, which are recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Customer advances represent deposits received from customers on an order. Contract liabilities are included in deferred revenue as well as other non-current liabilities on the Company’s Consolidated Balance Sheets. Contract balances are reported in a net position on a contract-by-contract basis.
The contract asset balances were $303,356 and $162,921 as of July 1, 2022 and July 2, 2021, respectively. The contract asset balance increased due to growth in revenue recognized under over time contracts as well as industry-wide award delays and supply chain constraints impacting the timing of billing events and cash conversion during the fiscal year ended July 1, 2022. The contract liability balances were $15,966 and $35,201 as July 1, 2022 and July 2, 2021, respectively. The decrease was due to recognition of revenue across multiple programs.
Revenue recognized during fiscal 2022 that was included in the contract liability balance at July 2, 2021 was $25,137.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of July 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $542,146. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of July 1, 2022 and July 2, 2021, the Company had $65,654 and $113,839, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of July 1, 2022, five customers accounted for 45% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of July 2, 2021, five customers accounted for 60% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the purchase price of a business acquisition exceeds the fair values of the net identifiable assets on the date of purchase (see Note G). In accordance with the requirements of Intangibles-Goodwill and Other (“ASC 350”) Goodwill is not amortized. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
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
LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment, intangible assets and ROU assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2022, 2021 and 2020, the Company capitalized $3,000, $1,640 and $905 of software development costs, respectively.
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

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Beginning balance	$3,283	$3,835	$1,870
Warranty assumed from APC	—	—	739
Accruals for warranties issued during the period	359	2,446	2,839
Settlements made during the period	(1,785)	(2,998)	(1,613)
Ending balance	$1,857	$3,283	$3,835
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs are primarily made up of labor charges, including stock-based compensation and prototype material and development expenses.
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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Basic weighted-average shares outstanding	55,527	55,070	54,546
Effect of dilutive equity instruments	374	404	569
Diluted weighted-average shares outstanding	55,901	55,474	55,115
Equity instruments to purchase 39, 42 and 8 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) includes foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included $1,131, $(739) and $174 of foreign currency translation adjustments for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively. In addition, pension benefit plan adjustments totaled $4,739, $3,285 and $(1,768) for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively.
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income.

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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in accordance with ASC 606. Under current U.S. GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard may have on its consolidated financial statements and related disclosures.
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

C.Acquisitions
ATLANTA MICRO ACQUISITION
On November 29, 2021, the Company acquired Atlanta Micro for a purchase price of $90,000, prior to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits ("MMICs") which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. The Company funded the acquisition through the Company's existing revolver. On March 28, 2022, the Company and former owners of Atlanta Micro agreed to post closing adjustments totaling $58, which increased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Atlanta Micro on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$91,438
Working capital and net debt adjustment	(416)
Less cash acquired	(1,782)
Net purchase price	$89,240

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$1,782
Accounts receivable	1,568
Inventory	4,475
Fixed assets	547
Other current and non-current assets	2,043
Accounts payable	(529)
Accrued expenses	(865)
Other current and non-current liabilities	(11,084)
Estimated fair value of net tangible assets acquired	(2,063)
Estimated fair value of identifiable intangible assets	34,980
Estimated goodwill	58,105
Estimated fair value of net assets acquired	91,022
Less cash acquired	(1,782)
Net purchase price	$89,240

The amounts above represent the preliminary fair value estimates as of July 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $27,310 with a useful life of 20 years, completed technology of $7,260 with a useful life of 8 years and backlog of $410 with a useful life of 2 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $58,105 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Microelectronics reporting unit. The revenues and income before income taxes from Atlanta Micro included in the Company's consolidated results for the fiscal year ended July 1, 2022 were $8,625 and $1,328, respectively.

AVALEX ACQUISITION
On September 27, 2021, the Company signed a definitive agreement to acquire Avalex for a purchase price of $155,000, prior to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and the Company acquired Avalex. Based in Gulf Breeze, Florida, Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders and warning systems. The Company funded the acquisition with the Company's Revolver. On March 17, 2022, the Company and former owners of Avalex agreed to post closing adjustments totaling $151, which increased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Avalex on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$157,367
Working capital and net debt adjustment	(1,034)
Less cash acquired	(2,188)
Net purchase price	$154,145

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,188
Accounts receivable	5,363
Inventory	7,141
Fixed assets	1,245
Other current and non-current assets	5,195
Accounts payable	(1,700)
Accrued expenses	(1,376)
Other current and non-current liabilities	(4,788)
Estimated fair value of net tangible assets acquired	13,268
Estimated fair value of identifiable intangible assets	61,360
Estimated goodwill	81,705
Estimated fair value of net assets acquired	156,333
Less cash acquired	(2,188)
Net purchase price	$154,145

The amounts above represent the preliminary fair value estimates as of July 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $41,880 with a useful life of 9 years, completed technology of $14,430 with a useful life of 7 years and backlog of $5,050 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $81,705 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Processing reporting unit. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 1, 2022, the Company had $80,102 of goodwill deductible for tax purposes. The revenues and loss before income taxes from Avalex included in the Company's consolidated results for the fiscal year ended July 1, 2022 were $22,993 and $496, respectively.

PENTEK ACQUISITION
On May 27, 2021, the Company acquired Pentek for a purchase price of $65,000, prior to net working capital and net debt adjustments. Based in Upper Saddle River, New Jersey, Pentek is a leading designer and manufacturer of ruggedized, high-performance, commercial off-the-shelf software-defined radio and data acquisition boards, recording systems and subsystems for high-end commercial and defense applications. The acquisition and associated transaction expenses were funded through a combination of cash on hand and Mercury's existing revolver. On October 13, 2021, the Company and former owners of Pentek agreed to post closing adjustments totaling $79, which increased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Pentek:

Amounts
Consideration transferred
Cash paid at closing	$65,668
Working capital and net debt adjustment	79
Less cash acquired	(746)
Net purchase price	$65,001

Fair value of tangible assets acquired and liabilities assumed
Cash	746
Accounts receivable	1,352
Inventory	6,575
Fixed assets	152
Other current and non-current assets	2,863
Accounts payable	(1,016)
Accrued expenses	(545)
Other current and non-current liabilities	(3,873)
Fair value of net tangible assets acquired	6,254
Fair value of identifiable intangible assets	24,110
Goodwill	35,383
Fair value of net assets acquired	65,747
Less cash acquired	(746)
Net purchase price	$65,001
On May 27, 2022, the measurement period for Pentek expired. The identifiable intangible assets include customer relationships of $15,560 with a useful life of 21 years, completed technology of $6,340 with a useful life of 7 years and backlog of $2,210 with a useful life of one year.
The goodwill of $35,383 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets. The goodwill from this acquisition is included in the Microelectronics reporting unit. The deal was split between asset and stock, with the asset portion of goodwill being deductible for tax purposes. The Company has estimated the tax value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. As of July 1, 2022, the Company had $28,038 of goodwill deductible for tax purposes.

PHYSICAL OPTICS CORPORATION ACQUISITION
On December 7, 2020, the Company signed a definitive agreement to acquire POC for a purchase price of $310,000, prior to net working capital and net debt adjustments. On December 30, 2020, the transaction closed and the Company acquired POC. Based in Torrance, California, POC more than doubles the Company's global avionics business and expands its collective footprint in the platform and mission management market. The Company funded the acquisition through a combination of cash on hand and the Revolver. On May 28, 2021 the Company and representative of the former owners of POC agreed to post closing adjustments totaling $2,641, which increased the Company’s net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of POC:

Amounts
Consideration transferred
Cash paid at closing	$251,229
Cash paid post closing	61,626
Working capital and net debt adjustment	(2,096)
Less cash acquired	(2,855)
Net purchase price	$307,904

Fair value of tangible assets acquired and liabilities assumed
Cash	$2,855
Accounts receivable	31,255
Inventory	11,125
Fixed assets	23,236
Other current and non-current assets	18,173
Accounts payable	(3,777)
Accrued expenses	(6,266)
Other current and non-current liabilities	(30,107)
Fair value of net tangible assets acquired	46,494
Fair value of identifiable intangible assets	116,000
Goodwill	148,265
Fair value of net assets acquired	310,759
Less cash acquired	(2,855)
Net purchase price	$307,904
On December 30, 2021, the measurement period for POC expired. The identifiable intangible assets include customer relationships of $83,000 with a useful life of 11 years, completed technology of $25,000 with a useful life of 9 years and backlog of $8,000 with a useful life of one year.
The goodwill of $148,265 largely reflects the potential synergies and expansion of the Company's offerings across product lines and markets complementary to the Company's existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Processing reporting unit.

D.Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. As of July 1, 2022, the Company had no financial instruments required to be measured at fair value.

E.Inventory
Inventory was comprised of the following:

	As of
	July 1, 2022	July 2, 2021
Raw materials	$178,410	$141,774
Work in process	64,287	58,087
Finished goods	27,642	21,779
Total	$270,339	$221,640

F.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		July 1, 2022	July 2, 2021
Computer equipment and software	3-4	$113,930	$99,190
Furniture and fixtures	5	19,958	17,997
Leasehold improvements	lesser of estimated useful life or lease term	66,117	63,322
Machinery and equipment	5-10	117,073	105,346
		317,078	285,855
Less: accumulated depreciation		(189,887)	(157,331)
		$127,191	$128,524
The $1,333 decrease in property and equipment was primarily due to depreciation expense and was partially offset by current year additions. During fiscal 2022 and 2021, the Company retired $805 and $996, respectively, of computer equipment and software, furniture and fixtures, leasehold improvements and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020 was $33,150, $25,912 and $18,770, respectively.

G.Goodwill
    During the first quarter of fiscal 2022, the Company announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company's value creation at scale. The Company realigned its internal organizational structure in the first quarter of fiscal 2022 shifting to two divisions, Processing and Microelectronics. The Mission division was merged under the Processing division. There was no change to the Microelectronics division.
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
The following table sets forth the changes in the carrying amount of goodwill for the year ended July 1, 2022:

Total
Balance at July 2, 2021	$804,906
Goodwill adjustment for the POC acquisition	(6,994)
Goodwill adjustment for the Pentek acquisition	158
Goodwill arising from the Avalex acquisition	81,705
Goodwill arising from the Atlanta Micro acquisition	58,105
Balance at July 1, 2022	$937,880
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2022 with no impairment noted.

H.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
July 1, 2022
Customer relationships	$349,710	$(99,219)	$250,491	12.1 years
Licensing agreements and patents	4,162	(592)	3,570	5.0 years
Completed technologies	161,023	(68,264)	92,759	8.5 years
Backlog	7,670	(5,880)	1,790	1.4 years
Other	3,236	(308)	2,928	5.0 years
	$525,801	$(174,263)	$351,538
July 2, 2021
Customer relationships	$280,520	$(69,474)	$211,046	12.0 years
Licensing agreements and patents	6	—	6	—
Completed technologies	139,332	(49,126)	90,206	9.3 years
Backlog	12,410	(6,109)	6,301	1.2 years
	$432,268	$(124,709)	$307,559
Estimated future amortization expense for intangible assets remaining at July 1, 2022 is as follows:

Fiscal Year	Totals
2023	$53,487
2024	47,540
2025	42,836
2026	38,199
2027	35,093
Thereafter	132,991
Total future amortization expense	$350,146
Estimated salvage value of identified intangible assets	1,392
Net carrying amount	$351,538
The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Avalex acquisition. These assets are included in the Company's gross and net carrying amounts as of July 1, 2022.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$41,880	$(3,224)	$38,656	9.0 years
Completed technologies	14,430	(1,374)	13,056	7.0 years
Backlog	5,050	(3,366)	1,684	1.0 year
	$61,360	$(7,964)	$53,396

The following table summarizes the preliminary estimated fair value of acquired intangible assets arising as a result of the Atlanta Micro acquisition. These assets are included in the Company's gross and net carrying amounts as of July 1, 2022.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$27,310	$(797)	$26,513	20.0 years
Completed technologies	7,260	(528)	6,732	8.0 years
Backlog	410	(120)	290	2.0 years
	$34,980	$(1,445)	$33,535
I.Restructuring
During fiscal 2022, the Company incurred $27,445 of restructuring and other charges. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company's adjustments reflected in restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post acquisition integration activities.
Consistent with the Company's definition of restructuring and other charges, 1MPACT is an organizational redesign program initiated on the heels of a series of acquisitions since 2014 rather than a single, discrete acquisition. Since its inception, the Company has selectively engaged with leading consultants to accelerate solution design & implementation for the highest value workstreams. These costs are associated with this discrete transformation initiative and are non-routine and may not be indicative of ongoing results.
Restructuring and other charges primarily related to 1MPACT including $17,424 of third-party consulting costs, as well as $9,234 of severance costs associated with the elimination of approximately 135 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. Fiscal 2022 also includes $787 of costs for facility optimization efforts associated with 1MPACT, including $544 related to lease asset impairment.
During fiscal 2021, the Company incurred $9,222 of restructuring and other charges. Restructuring and other charges primarily related to $4,752 related to severance costs associated with the elimination of approximately 90 positions throughout the period, predominantly in manufacturing, SG&A and R&D. These charges are related to changing market and business conditions as well as talent shifts and resource redundancy from the Company's internal reorganization that was completed during fiscal 2021. The remaining $4,470 of restructuring and other charges related to third-party consulting costs related to 1MPACT.
During fiscal 2020, the Company incurred $1,805 of restructuring and other charges primarily related to severance costs associated with the elimination of 20 positions, predominantly in SG&A and R&D functions.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance	Facilities & Other	Total
Restructuring liability at July 3, 2020	$597	$—	$597
Restructuring charges	4,752	—	4,752
Cash paid	(4,343)	—	(4,343)
Restructuring liability at July 2, 2021	1,006	—	1,006
Restructuring charges	9,234	243	9,477
Cash paid	(5,518)	(243)	(5,761)
Restructuring liability at July 1, 2022	$4,722	$—	$4,722

J.Leases
The Company enters into lease arrangements to facilitate its operations, including manufacturing, storage, as well as engineering, sales, marketing and administration resources. The Company measures its lease obligations in accordance with ASC 842, which requires lessees to record a ROU asset and lease liability for most lease arrangements. The Company adopted ASC 842 as of July 1, 2019 using the optional transition method and, as a result, there have been no reclassifications of prior comparable periods due to this adoption. Finance leases are not material to the Company's consolidated financial statements and therefore are excluded from the following disclosures.
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	July 1, 2022	July 2, 2021
Operating lease right-of-use assets, net	$66,366	$66,373

Accrued expenses(1)	$11,246	$10,020
Operating lease liabilities	69,888	71,508
Total operating lease liabilities	$81,134	$81,528
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.
OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	July 1, 2022	July 2, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$11,119	$7,923
Right-of-use assets obtained in exchange for new lease liabilities	$10,502	$15,076
Weighted average remaining lease term	7.6 years	8.2 years
Weighted average discount rate	4.58%	4.66%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of July 1, 2022 were as follows:

Fiscal Year	Totals
2023	$14,757
2024	13,696
2025	13,142
2026	11,127
2027	10,467
Thereafter	34,315
Total lease payments	97,504
Less: imputed interest	(16,370)
Present value of operating lease liabilities	$81,134

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2021, maturities of operating lease commitments were as follows:

Fiscal Year	Totals
2022	$13,626
2023	12,997
2024	12,137
2025	11,571
2026	9,682
Thereafter	40,017
Total lease payments	100,030
Less: imputed interest	(18,502)
Present value of operating lease liabilities	$81,528
During fiscal 2022, 2021 and 2020 the Company recognized operating lease expense of $14,332, $11,714 and $10,029 respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at July 1, 2022.

K.Income Taxes
The components of income before income taxes and income tax provision (benefit) were as follows:

	Fiscal Years
	2022	2021	2020
Income (loss) before income taxes:
United States	$24,286	$85,101	$93,388
Foreign	(5,891)	(7,928)	545
	$18,395	$77,173	$93,933
Tax provision (benefit):
Federal:
Current	$3,857	$12,157	$8,442
Deferred	(230)	(995)	(1,077)
	3,627	11,162	7,365
State:
Current	3,626	6,271	3,407
Deferred	(2,721)	(2,689)	(2,327)
	905	3,582	1,080
Foreign:
Current	2,535	435	475
Deferred	53	(50)	(699)
	2,588	385	(224)
	$7,120	$15,129	$8,221
The following is the reconciliation between the statutory Federal income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2022	2021	2020
Tax provision at federal statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	8.1	6.7	6.1
Research and development tax credits	(39.5)	(10.9)	(11.9)
Provision to return	10.3	(1.3)	(3.1)
Excess tax provision (benefit) related to stock compensation	5.3	(3.7)	(7.7)
Foreign income tax rate differential	2.3	0.9	0.1
Non-deductible compensation	20.9	3.6	2.6
Acquisition costs	1.2	0.4	—
Reserves for unrecognized income tax benefits	5.4	1.3	3.0
Tax rate changes	—	—	(0.5)
Valuation allowance	4.3	1.9	—
Other	(0.6)	(0.3)	(0.8)
	38.7%	19.6%	8.8%
The effective tax rate for fiscal 2022 differed from the Federal statutory rate primarily due to additional tax provisions for non-deductible compensation, provision to return adjustments, state taxes and excess tax provisions related to stock compensation, partially offset by benefits related to research and development tax credits.
The effective tax rate for fiscal 2021 differed from the Federal statutory rate primarily due to benefits related to research and development tax credits and excess tax benefits related to stock compensation, partially offset by additional tax provisions related to state taxes and non-deductible compensation.
During fiscal 2022, 2021 and 2020 the Company recognized a tax provision (benefit) of $977, $(2,831) and $(7,259) related to stock compensation, respectively.

In fiscal 2022, the Company recorded a provision to return adjustment of $2,308 related to an immaterial correction of an error over transfer pricing allocations. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to its Consolidated Balance Sheets or Statement of Operations and Comprehensive Income for fiscal 2022, nor to the impacted prior periods.
The components of the Company’s net deferred tax liabilities were as follows:

	As of
	July 1, 2022	July 2, 2021
Deferred tax assets:
Inventory valuation and receivable allowances	17,248	15,039
Accrued compensation	5,970	5,421
Stock compensation	6,154	4,548
Federal and state tax credit carryforwards	20,294	17,405
Other accruals	1,503	994
Deferred compensation	930	930
Acquired net operating loss carryforward	5,275	10,487
Foreign net operating loss carryforward	1,859	1,703
Operating lease liabilities	21,988	21,889
Deferred revenue	743	2,899
Other	307	734
	82,271	82,049
Valuation allowance	(15,349)	(15,257)
Total deferred tax assets	66,922	66,792
Deferred tax liabilities:
Prepaid expenses	(1,815)	(984)
Property and equipment	(19,766)	(17,734)
Intangible assets	(59,628)	(58,839)
Operating lease right-of-use assets	(17,985)	(17,987)
Other	(126)	(58)
Total deferred tax liabilities	(99,320)	(95,602)
Net deferred tax liabilities	$(32,398)	$(28,810)

As reported:
Deferred tax liabilities	$(32,398)	$(28,810)
	$(32,398)	$(28,810)
At July 1, 2022, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past and recent operating performance and results, future taxable income including the reversal of existing deferred tax liabilities and tax planning strategies. The Company continues to conclude that its net deferred tax assets in Switzerland are not more likely than not to be realized, and as such, continues to maintain a valuation allowance on such net deferred tax assets. The Company also continues to conclude that certain state research and development tax credits carryforwards are not more likely than not to be realized, and as such, continues to maintain a valuation allowance on these carryforwards. The Company continues to conclude that all other deferred tax assets are more likely than not to be realized. Any future changes in the valuation allowance will impact the Company's income tax provision.
The Company has state research and development tax credit carryforwards of $18,771, which will expire starting in fiscal year 2022 through fiscal year 2037.
The Company has acquired Federal net operating loss carryforwards of $6,453, which have an unlimited carryforward period. The Company has acquired state net operating loss carryforwards of $61,379, which will expire in fiscal year 2040. The

Company has foreign net operating loss carryforwards of $12,723, which will expire starting in fiscal year 2028 through fiscal year 2042. The Company maintains a valuation allowance on the majority of the foreign net operating loss carryforward.
The Company is subject to taxation in the U.S. (Federal and state) and various foreign jurisdictions that it operates in. The Company has established income tax reserves for potential additional income taxes based upon management’s assessment, including recognition and measurement. All income tax reserves are analyzed quarterly and adjustments are made as events occur and warrant modification.
The changes in the Company’s income tax reserves for gross unrecognized income tax benefits, including interest and penalties, are summarized as follows:

	Fiscal Years
	2022	2021
Unrecognized tax benefits, beginning of period	$7,467	$4,117
Increases for tax positions taken related to a prior period	160	113
Increases for tax positions taken during the current period	990	917
Increases for tax positions taken by an acquired company	615	2,348
Decreases for tax positions taken related to a prior period	—	(27)
Decreases for tax positions taken during current period	—	—
Decreases for settlements of previously recognized positions	(92)	—
Decreases as a result of a lapse of the applicable statute of limitations	(28)	(1)
Unrecognized tax benefits, end of period	$9,112	$7,467
The Company is currently under audit by the Internal Revenue Service for fiscal years 2016 through 2018. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $2,061 at the conclusion of the audit.
The $9,112 of unrecognized tax benefits as of July 1, 2022, if released, would reduce income tax provision.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of gross interest and penalties accrued was $488 and $315 as of July 1, 2022 and July 2, 2021, respectively, and the amount of interest and penalties recognized in fiscal 2022, 2021 and 2020 was $172, $139 and $91, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2016 through 2022.
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
INDEMNIFICATION OBLIGATIONS
The Company's standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited.
PURCHASE COMMITMENTS
As of July 1, 2022, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $153,729.
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
M.Debt
Revolving Credit Facilities
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of July 1, 2022, the Company's outstanding balance of unamortized deferred financing costs was $4,386, which is being amortized to Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income on a straight line basis over the term of the Revolver.

Maturity
The Revolver has a 5-year maturity and will mature on February 28, 2027.

Interest Rates and Fees
Borrowings under the Revolver bear interest, at the Company’s option, at floating rates tied to Secured Overnight Financing Rate ("SOFR") or the prime rate plus an applicable percentage in the case of dollar denominated loans or, in the case of certain other currencies, such alternative floating rates as agreed. The interest rate applicable to outstanding loans has initially been set at SOFR plus 1.25% and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio.
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
The Revolver also provides for customary representations and warranties, affirmative covenants and events of default (including, among others, the failure to make required payments of principal and interest, certain insolvency events and an event of default upon a change of control). If an event of default occurs, the lenders under the Revolver will be entitled to take various actions, including the termination of unutilized commitments, the acceleration of amounts outstanding under the Revolver and all actions permitted to be taken by a secured creditor.

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
As of July 1, 2022, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $451,500 against the Revolver as compared to $200,000 for the fiscal year ended July 2, 2021, resulting in interest expense of $5,806 and $1,222 for fiscal years ended July 1, 2022 and July 2, 2021, respectively. There were outstanding letters of credit of $963 as of July 1, 2022.
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
At July 1, 2022, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at July 1, 2022 and July 2, 2021 was a net liability of $4,660 and $9,807, respectively, which is recorded in Other non-current liabilities on the Consolidated Balance Sheets. The Company recorded a net gain of $4,739 and $3,285 in AOCI during the fiscal years ended July 1, 2022 and July 2, 2021, respectively. Total employer contributions to the Plan were $1,056 during the year ended July 1, 2022, and the Company's total expected employer contributions to the Plan during fiscal 2023 are $1,093.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2023	$1,454
2024	1,539
2025	1,535
2026	1,506
2027	1,324
Thereafter (next 5 years)	8,105
Total	$15,463
The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended July 1, 2022 and July 2, 2021:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Service cost	$1,405	$1,708
Interest cost	83	92
Expected return on assets	(272)	(277)
Amortization of prior service cost	(190)	(64)
Amortization net of loss	5	185
Settlement loss recognized	—	318
Net periodic benefit cost	$1,031	$1,962
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended July 1, 2022 and July 2, 2021:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Discount rate	1.70%	0.30%
Expected rate of return on Plan assets	1.70%	1.50%
Expected inflation	1.00%	1.00%
Rate of compensation increases	1.50%	1.50%
The calculation of the projected benefit obligation (“PBO”) utilized BVG 2020 Generational data for assumptions related to the mortality rates, disability rates, turnover rates and early retirement ages.

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Projected benefit obligation, beginning	$28,614	$29,955
Service cost	1,405	1,708
Interest cost	83	92
Employee contributions	2,606	2,145
Actuarial (gain) loss	(4,720)	(1,345)
Benefits paid	(1,444)	(256)
Plan amendment	—	(1,247)
Settlements	—	(3,129)
Foreign exchange (loss) gain	(1,035)	691
Projected benefit obligation at end of year	$25,509	$28,614
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021
Fair value of Plan assets, beginning	$18,807	$18,078
Actual return on Plan assets	514	474
Company contributions	1,056	1,080
Employee contributions	2,606	2,145
Benefits paid	(1,444)	(256)
Settlements	—	(3,129)
Foreign exchange (loss) gain	(690)	415
Fair value of Plan assets at end of year	$20,849	$18,807
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	July 1, 2022	July 2, 2021
Projected benefit obligation at end of year	$25,509	$28,614
Fair value of plan assets at end of year	20,849	18,807
Funded status	$(4,660)	$(9,807)
The fair value of Plan assets were $20,849 at July 1, 2022. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended July 1, 2022 or July 2, 2021. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of July 1, 2022, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. During fiscal years 2022, 2021 and 2020, the Company matched employee contributions up to 3% of eligible compensation. The Company may also make optional contributions to the plan for any plan year at its discretion. Expense recognized by the Company for matching contributions related to the 401(k) plan was $7,603, $7,876 and $5,954 during the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020, respectively.

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
• will entitle holders, if shares of common stock are exchanged via merger, consolidation, or a similar transaction, to a per share payment equal to the payment made on one share of Company Common Stock; and
• will be protected by customary anti-dilution provisions with respect to dividends, liquidation and voting rights and in the event of mergers and consolidations.
On June 24, 2022, the Company amended the Rights Agreement, dated as of December 27, 2021, to increase the ownership threshold for a person to be an “Acquiring Person” (as defined in the Rights Agreement) from 7.5% of common stock to 10% of common stock (10% of common stock to 20% of common stock in the case of a passive institutional investor).
Following this amendment, the Rights Agreement will now expire no later than the 2022 Annual Meeting, or unless earlier redeemed or terminated by the Company's Board of Directors, as provided in the Rights Agreement. The Board of Directors shall have the right to adjust, among other things, the exercise price, as well as the number of Units of Preferred Stock issuable and the number of outstanding Rights to prevent dilution that may occur from a share dividend, a share split, or a reclassification of the Preferred Stock. The Rights have no voting or dividend privileges, and unless and until they become exercisable, have no dilutive effect on the earnings of the Company.
Additional details about the Rights Agreement are contained in the Current Report on Form 8-K filed by the Company with the SEC on December 29, 2021 and June 24, 2022.
P.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 6,782 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and 3,000 shares approved by the Company's shareholders on October 28, 2020. The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. There were 192 shares available for future grant under the 2018 Plan at July 1, 2022.
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
On February 7, 2022, the Company’s Board of Directors approved an equity retention plan at the recommendation of the Company’s Human Capital and Compensation Committee, after consultation with its independent compensation consultant. Employees participating in the equity retention plan were granted their annual equity awards for fiscal 2023 on February 15, 2022, which is approximately six months earlier than the Company’s typical annual cycle for such grants. The plan is intended to encourage leaders to remain focused on the mission and drive long-term performance, to retain the recipients in the current challenging industry environment and labor market, and to reinforce the alignment of the recipients’ interests with the Company’s shareholders.
On February 15, 2022, the Human Capital and Compensation Committee expanded the scope of the equity retention plan by approving a pool of restricted stock unit awards for non-executive employees. These awards were intended to recognize the recipients’ substantial contributions, to retain and motivate the recipients in the current challenging industry environment and labor market and to reinforce the alignment of the recipients’ interests with the Company’s shareholders. The vesting of such awards was conditioned on shareholder approval of sufficient additional shares for the 2018 Plan for the Company to deliver the shares to satisfy the awards, and with awards expiring on the seventh anniversary of the grant date if shareholder approval is not obtained prior to such date.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2022, 2021 and 2020 was 115, 101 and 89, respectively. Shares available for future purchase under the ESPP totaled 313 at July 1, 2022.

STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards since July 3, 2020:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 3, 2020	957	$61.59
Granted	570	76.03
Vested	(436)	53.08
Forfeited	(78)	69.54
Outstanding at July 2, 2021	1,013	$70.77
Granted	1,993	52.70
Vested	(477)	61.42
Forfeited	(224)	66.66
Outstanding at July 1, 2022	2,305	$57.47
The total fair value of restricted stock awards vested during fiscal years 2022, 2021 and 2020 was $25,533, $34,342 and $46,089, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 1, 2022, there was $89,183 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.6 years from July 1, 2022. As of July 2, 2021, there was $48,629 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 2.4 years from July 2, 2021.
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 718. The Company had $1,229 and $796 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of July 1, 2022 and July 2, 2021, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Cost of revenues	$2,161	$2,037	$989
Selling, general and administrative	30,116	21,866	21,688
Research and development	6,016	4,387	3,861
Stock-based compensation expense before tax	38,293	28,290	26,538
Income taxes	(10,339)	(7,355)	(6,900)
Stock-based compensation expense, net of income taxes	$27,954	$20,935	$19,638
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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JULY 1, 2022
Net revenues to unaffiliated customers	$945,600	$41,390	$1,207	$—	$988,197
Inter-geographic revenues	2,578	2,408	—	(4,986)	—
Net revenues	$948,178	$43,798	$1,207	$(4,986)	$988,197
Identifiable long-lived assets (1)	$122,712	$4,476	$3	$—	$127,191
YEAR ENDED JULY 2, 2021
Net revenues to unaffiliated customers	$876,479	$47,119	$398	$—	$923,996
Inter-geographic revenues	1,561	1,985	—	(3,546)	—
Net revenues	$878,040	$49,104	$398	$(3,546)	$923,996
Identifiable long-lived assets (1)	$123,009	$5,509	$6	$—	$128,524
YEAR ENDED JULY 3, 2020
Net revenues to unaffiliated customers	$744,270	$50,092	$2,248	$—	$796,610
Inter-geographic revenues	4,938	3,067	—	(8,005)	—
Net revenues	$749,208	$53,159	$2,248	$(8,005)	$796,610
Identifiable long-lived assets (1)	$82,588	$5,144	$5	$—	$87,737
(1) Identifiable long-lived assets exclude ROU assets, goodwill and intangible assets.

The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content both organically and through acquisitions. As additional information related to the Company’s products by end user, application, product grouping and/or platform is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application, product grouping and/or platform for prior periods. Such reclassifications typically do not materially change the underlying trends of results within each revenue category.
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Domestic (1)	$861,125	$795,988	$704,722
International/Foreign Military Sales (2)	127,072	128,008	91,888
Total Net Revenue	$988,197	$923,996	$796,610
(1) Domestic revenues consist of sales where the end user is within the U.S., as well as sales to prime defense contractor customers where the ultimate end user location is not defined.
(2) International/Foreign Military Sales consist of sales to U.S. prime defense contractor customers where the end user is outside the U.S., foreign military sales through the U.S. government and direct sales to non-U.S. based customers intended for end use outside of the U.S.

The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Radar (1)	$251,126	$289,172	$233,967
Electronic Warfare (2)	157,676	139,168	156,666
Other Sensor and Effector (3)	104,114	98,112	105,175
Total Sensor and Effector	512,916	526,452	495,808
C4I (4)	381,251	307,978	207,000
Other (5)	94,030	89,566	93,802
Total Net Revenues	$988,197	$923,996	$796,610
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
(5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Components (1)	$160,567	$176,234	$227,440
Modules and Sub-assemblies (2)	205,949	156,557	145,900
Integrated Subsystems (3)	621,681	591,205	423,270
Total Net Revenues	$988,197	$923,996	$796,610
(1) Components represent the basic building blocks of an electronic system. They generally perform a single function such as switching, storing or converting electronic signals. Some examples include power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits) and memory and storage devices.
(2) Modules and sub-assemblies combine multiple components to serve a range of complex functions, including processing, networking and graphics display. Typically delivered as computer boards or other packaging, modules and sub-assemblies are usually designed using open standards to provide interoperability when integrated in a subsystem. Examples of modules and sub-assemblies include embedded processing boards, switched fabrics and boards for high-speed input/output, digital receivers, graphics and video, along with multi-chip modules, integrated radio frequency and microwave multi-function assemblies and radio frequency tuners and transceivers.
(3) Integrated subsystems bring components, modules and/or sub-assemblies into one system, enabled with software. Subsystems are typically, but not always, integrated within an open standards-based chassis and often feature interconnect technologies to enable communication between disparate systems. Spares and replacement modules and sub-assemblies are provided for use with subsystems sold by the Company. The Company’s subsystems are deployed in sensor processing, aviation and mission computing and C4I applications.
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Airborne (1)	$488,028	$416,877	$397,553
Land (2)	158,782	182,591	102,956
Naval (3)	155,588	187,205	166,912
Other (4)	185,799	137,323	129,189
Total Net Revenues	$988,197	$923,996	$796,610
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
(4) All platforms other than Airborne, Land or Naval.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	July 1, 2022	July 2, 2021	July 3, 2020
Raytheon Technologies	14%	19%	16%
U.S. Navy	14%	12%	—%
Lockheed Martin Corporation	10%	15%	16%
	38%	46%	32%
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended July 1, 2022, July 2, 2021 and July 3, 2020.
R.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of July 1, 2022 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of July 1, 2022 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 1, 2022 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that our internal control over financial reporting was effective as of July 1, 2022.  The effectiveness of our internal control over financial reporting as of July 1, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
The audited consolidated financial statements of the Company include the results of the acquired Avalex business on and after November 5, 2021 and the acquired Atlanta Micro business on and after November 29, 2021, as described in Note C to the Consolidated Financial Statements. Upon consideration of the scope of fiscal 2022 and the time constraints under which our management’s assessment would have to be made, management determined that it would not conduct an assessment of their internal controls over financial reporting environment as allowable under Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the management’s assessment of internal controls for fiscal year 2022.  However, management is in the process of either integrating or assessing the creation of separate control environments for these currently non-integrated entities into the overall internal control over financial reporting environment for fiscal year 2023. The Company’s consolidated financial statements reflect revenues and total assets from the acquired businesses of approximately 3 percent and 12 percent (of which 10 percent represented goodwill and intangible assets included within the scope of the Company’s assessment), respectively, as of and for the year ended July 1, 2022.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2022 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the Avalex and Atlanta Micro businesses into our overall internal control over financial reporting environment.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.

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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID:185
The information required by this item is incorporated herein by reference to our Proxy Statement for the Shareholders Meeting.
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets as of July 1, 2022 and July 2, 2021
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020
Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020
Consolidated Statements of Cash Flows for the years ended July 1, 2022, July 2, 2021 and July 3, 2020
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 1, 2022, JULY 2, 2021 and July 3, 2020
(In thousands)
Allowance for Credit Losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2022	$1,720	$530	$151	$25	$2,074
2021	$1,451	$514	$199	$46	$1,720
2020	$1,228	$705	$8	$474	$1,451
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2022	$15,257	$1,232	$(1,140)	$—	$15,349
2021	$11,264	$2,035	$1,958	$—	$15,257
2020	$16,666	$(842)	$—	$4,560	$11,264

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 91, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 16, 2022.

MERCURY SYSTEMS, INC.

By	/s/ MICHAEL D. RUPPERT
Michael D. Ruppert EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ MARK ASLETT	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2022
Mark Aslett
/S/ MICHAEL D. RUPPERT	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	August 16, 2022
Michael D. Ruppert
/S/ MICHELLE M. MCCARTHY	Vice President, Chief Accounting Officer (principal accounting officer)	August 16, 2022
Michelle M. McCarthy
/S/ WILLIAM K. O’BRIEN	Chairman of the Board of Directors	August 16, 2022
William K. O’Brien
/S/ WILLIAM L. BALLHAUS	Director	August 16, 2022
William L. Ballhaus
/S/ JAMES K. BASS	Director	August 16, 2022
James K. Bass
/S/ ORLANDO P. CARVALHO	Director	August 16, 2022
Orlando P. Carvalho
/S/ MICHAEL A. DANIELS	Director	August 16, 2022
Michael A. Daniels
/S/ LISA S. DISBROW	Director	August 16, 2022
Lisa S. Disbrow
/S/ HOWARD L. LANCE	Director	August 16, 2022
Howard L. Lance
/S/ MARY LOUISE KRAKAUER	Director	August 16, 2022
Mary Louise Krakauer
/S/ BARRY R. NEARHOS	Director	August 16, 2022
Barry R. Nearhos
/S/ DEBORA A. PLUNKETT	Director	August 16, 2022
Debora A. Plunkett

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.1.6	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 29, 2021)
3.2	Bylaws, amended and restated, effective as of July 28, 2020 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 31, 2020
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
4.3
Rights Agreement, dated as of December 27, 2021, between the Company and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on December 29, 2021)

4.4
First Amendment to Rights Agreement, dated June 23, 2022, between the Company and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on June 24, 2022)

10.1*+	1997 Employee Stock Purchase Plan, as amended and restated
10.2*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.3*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2021)
10.4.1*
Form of Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.4.2*
Form of Restricted Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.4.3*
Form of Deferred Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.4.4*
Form of Performance-Based Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.4.5*
Form of Performance-Based Restricted Stock Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019)

10.5.1*
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

ITEM NO.	DESCRIPTION OF EXHIBIT
10.6†	Compensation Policy for Non-Employee Directors
10.7.1*
Employment Agreement, dated as of November 19, 2007, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 20, 2007)

10.7.2*
First Amendment to Employment Agreement, dated as of December 20, 2008, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008)

10.7.3*
Second Amendment to Employment Agreement, dated as of September 30, 2009, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.7.4*
Third Amendment to Employment Agreement, dated as of August 13, 2019, by and between the Company and Mark Aslett (incorporated herein by reference to Exhibit 10.9.4 of the Company's annual report on Form 10-K for the fiscal year ended July 30, 2019)

10.8.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.8.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.8.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.8.4
Amendment No. 4 to Credit Agreement, dated February 28, 2022, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2022)

10.9*
Form of Severance Benefits Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2019)

10.10
Cooperation Agreement, dated June 23, 2022, by and between the Company and JANA Partners LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 24, 2022)

10.11
Agreement, dated June 23, 2022, by and between the Company and Starboard Value LP and the other entities and persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on June 24, 2022)

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