Form 10-Q
period 2022-09-30
MERCURY SYSTEMS INC
filed 2022-11-08
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Shares of Common Stock outstanding as of October 31, 2022: 57,982,430 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	July 1, 2022
Assets
Current assets:
Cash and cash equivalents	$51,981	$65,654
Accounts receivable, net of allowance for credit losses of $2,058 and $2,074 at September 30, 2022 and July 1, 2022, respectively	164,210	144,494
Unbilled receivables and costs in excess of billings	330,495	303,356
Inventory	287,578	270,339
Prepaid income taxes	9,743	7,503
Prepaid expenses and other current assets	34,798	23,906
Total current assets	878,805	815,252
Property and equipment, net	125,913	127,191
Goodwill	937,884	937,880
Intangible assets, net	336,968	351,538
Operating lease right-of-use assets, net	63,738	66,366
Other non-current assets	5,734	6,188
Total assets	$2,349,042	$2,304,415
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,645	$98,673
Accrued expenses	28,204	34,954
Accrued compensation	23,989	44,813
Deferred revenues and customer advances	23,168	15,487
Total current liabilities	182,006	193,927
Deferred income taxes	31,552	32,398
Income taxes payable	8,591	9,112
Long-term debt	511,500	451,500
Operating lease liabilities	67,261	69,888
Other non-current liabilities	9,202	10,405
Total liabilities	810,112	767,230
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 56,180,255 and 55,679,747 shares issued and outstanding at September 30, 2022 and July 1, 2022, respectively	562	557
Additional paid-in capital	1,156,501	1,145,323
Retained earnings	371,439	385,774
Accumulated other comprehensive income	10,428	5,531
Total shareholders’ equity	1,538,930	1,537,185
Total liabilities and shareholders’ equity	$2,349,042	$2,304,415

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data) (Unaudited)

	First Quarters Ended
	September 30, 2022	October 1, 2021
Net revenues	$227,579	$225,013
Cost of revenues	149,484	136,604
Gross margin	78,095	88,409
Operating expenses:
Selling, general and administrative	38,943	36,956
Research and development	27,766	28,882
Amortization of intangible assets	14,574	13,734
Restructuring and other charges	1,508	12,274
Acquisition costs and other related expenses	2,498	2,138
Total operating expenses	85,289	93,984
Loss from operations	(7,194)	(5,575)
Interest income	29	9
Interest expense	(4,547)	(595)
Other expense, net	(3,645)	(1,420)
Loss before income taxes	(15,357)	(7,581)
Income tax benefit	(1,022)	(441)
Net loss	$(14,335)	$(7,140)
Basic net loss per share	$(0.26)	$(0.13)
Diluted net loss per share	$(0.26)	$(0.13)

Weighted-average shares outstanding:
Basic	55,931	55,376
Diluted	55,931	55,376

Comprehensive loss:
Net loss	$(14,335)	$(7,140)
Change in fair value of derivative instruments, net of tax	4,420	—
Foreign currency translation adjustments	429	244
Pension benefit plan, net of tax	48	48
Total other comprehensive income, net of tax	4,897	292
Total comprehensive loss	$(9,438)	$(6,848)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	418	4	(4)	—	—	—
Issuance of common stock under defined contribution plan	83	1	4,122	—	—	4,123
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	7,123	—	—	7,123
Net loss	—	—	—	(14,335)	—	(14,335)
Other comprehensive income	—	—	—	—	4,897	4,897
Balance at September 30, 2022	56,180	$562	$1,156,501	$371,439	$10,428	$1,538,930

	For the First Quarter Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	398	4	(4)	—	—	—
Retirement of common stock	(138)	(1)	(7,315)	—	—	(7,316)
Stock-based compensation	—	—	9,498	—	—	9,498
Net loss	—	—	—	(7,140)	—	(7,140)
Other comprehensive income	—	—	—	—	292	292
Balance at October 1, 2021	55,501	$555	$1,111,613	$367,359	$(47)	$1,479,480

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net loss	$(14,335)	$(7,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,701	21,490
Stock-based compensation expense	7,249	9,527
Share-based matching contributions on defined contribution plan	3,680	—
Benefit for deferred income taxes	(814)	(2,171)
Other non-cash items	(1,301)	(1,552)
Cash settlement for termination of interest rate swap	5,995	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(47,257)	(9,429)
Inventory	(18,430)	(12,829)
Prepaid income taxes	(2,220)	(11,024)
Prepaid expenses and other current assets	(11,946)	(3,025)
Other non-current assets	2,654	(1,250)
Accounts payable, accrued expenses, and accrued compensation	(17,788)	21,707
Deferred revenues and customer advances	8,270	(5,991)
Income taxes payable	(501)	(4)
Other non-current liabilities	(2,996)	(315)
Net cash used in operating activities	(66,039)	(2,006)
Cash flows from investing activities:
Purchases of property and equipment	(7,328)	(5,377)
Other investing activities	50	(3,237)
Net cash used in investing activities	(7,278)	(8,614)
Cash flows from financing activities:
Borrowings under credit facilities	60,000	—
Purchase and retirement of common stock	(63)	(7,316)
Net cash provided by (used in) financing activities	59,937	(7,316)
Effect of exchange rate changes on cash and cash equivalents	(293)	(99)
Net decrease in cash and cash equivalents	(13,673)	(18,035)
Cash and cash equivalents at beginning of period	65,654	113,839
Cash and cash equivalents at end of period	$51,981	$95,804
Cash paid during the period for:
Interest	$3,713	$682
Income taxes	$4,131	$13,373
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$507	$2,533
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 1, 2022 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2022. The results for the first quarter ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2023 are to the quarter ended September 30, 2022. There were 13 weeks during the first quarters ended September 30, 2022 and October 1, 2021, respectively.
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

FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Japan, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss and were immaterial for all periods presented.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other non-current assets, or other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of September 30, 2022.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 37% and 47% of revenues for the first quarters ended September 30, 2022 and October 1, 2021, respectively.
The Company also engages in over time contracts for development, production and service activities and recognizes revenue for performance obligations over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Over time contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material contracts.
Total revenue recognized over time was 63% and 53% of total revenues for the first quarters ended September 30, 2022 and October 1, 2021, respectively.
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
The Company's contracts generally do not include significant financing components. The Company's over time contracts may include milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. Otherwise, the Company's contracts are predicated on payment upon completion of the performance obligation. On certain contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because most contracts have a duration of approximately two years on average and it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
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
CONTRACT BALANCES
Contract balances result from the timing of revenue recognized, billings and cash collections resulting in the generation of contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Instead, while the Company has an enforceable right to payment as progress is made over performance obligations, billings to customers are generally predicated on (i) completion of defined milestones, (ii) monthly costs incurred or (iii) final delivery of goods or services. Contract assets are presented as Unbilled receivables and costs in excess of billings on the Company’s Consolidated Balance Sheets. Contract liabilities consist of deferred product revenue, billings in excess of revenues, deferred service revenue and customer advances. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty contracts, which are recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Customer advances represent deposits received from customers on an order. Contract liabilities are included in deferred revenue as well as other non-current liabilities on the Company’s Consolidated Balance Sheets. Contract balances are reported in a net position on a contract-by-contract basis.
The contract asset balances were $330,495 and $303,356 as of September 30, 2022 and July 1, 2022, respectively. The contract asset balance increased due to growth in revenue recognized under over time contracts as well as industry-wide award delays and supply chain constraints impacting the timing of billing events and cash conversion during the first quarter ended September 30, 2022. The contract liability balances were $23,778 and $15,966 as of September 30, 2022 and July 1, 2022, respectively. The increase was due to the timing of milestone billing events across multiple programs.
Revenue recognized for the first quarter ended September 30, 2022 that was included in the contract liability balance at July 1, 2022 was $4,669. Revenue recognized for the first quarter ended October 1, 2021 that was included in the contract liability balance at July 2, 2021 was $13,137.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $587,129. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Basic weighted-average shares outstanding	55,931	55,376
Effect of dilutive equity instruments	—	—
Diluted weighted-average shares outstanding	55,931	55,376
Equity instruments to purchase 416 and 474 shares of common stock were not included in the calculation of diluted net earnings per share for the first quarters ended September 30, 2022 and October 1, 2021, respectively, because the equity instruments were anti-dilutive.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 2, 2022, the Company adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.
Effective July 2, 2022, the Company adopted ASU No. 2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU simplify the accounting for convertible debt securities. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.

C. Acquisitions
ATLANTA MICRO ACQUISITION
On November 29, 2021, the Company acquired Atlanta Micro, Inc. (“Atlanta Micro”) for a purchase price of $90,000, prior to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits (“MMICs”) which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. The Company funded the acquisition through the Company's existing revolving credit facility (the “Revolver”). On March 28, 2022, the Company and former owners of Atlanta Micro agreed to post closing adjustments totaling $58, which increased the Company's net purchase price.
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

The amounts above represent the preliminary fair value estimates as of September 30, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $27,310 with a useful life of 20 years, completed technology of $7,260 with a useful life of 8 years and backlog of $410 with a useful life of two years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $58,105 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Microelectronics reporting unit.

AVALEX ACQUISITION
On September 27, 2021, the Company signed a definitive agreement to acquire Avalex Technologies, LLC. (“Avalex”) for a purchase price of $155,000, prior to net working capital and net debt adjustments. On November 5, 2021, the transaction closed and the Company acquired Avalex. Based in Gulf Breeze, Florida, Avalex is a provider of mission-critical avionics, including rugged displays, integrated communications management systems, digital video recorders and warning systems. The Company funded the acquisition with the Revolver. On March 17, 2022, the Company and former owner of Avalex agreed to post closing adjustments totaling $151, which increased the Company's net purchase price.
The following table presents the net purchase price and the fair values of the assets and liabilities of Avalex on a preliminary basis:

Amounts
Consideration transferred
Cash paid at closing	$157,367
Working capital and net debt adjustment	(1,034)
Less cash acquired	(2,188)
Net purchase price	$154,145

Estimated fair value of tangible assets acquired and liabilities assumed
Cash	$2,188
Accounts receivable	5,363
Inventory	7,141
Fixed assets	1,245
Other current and non-current assets	5,236
Accounts payable	(1,700)
Accrued expenses	(1,421)
Other current and non-current liabilities	(4,788)
Estimated fair value of net tangible assets acquired	13,264
Estimated fair value of identifiable intangible assets	61,360
Goodwill	81,709
Estimated fair value of net assets acquired	156,333
Less cash acquired	(2,188)
Net purchase price	$154,145

The amounts above represent the preliminary fair value estimates as of September 30, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. The preliminary identifiable intangible asset estimate includes customer relationships of $41,880 with a useful life of 9 years, completed technology of $14,430 with a useful life of 7 years and backlog of $5,050 with a useful life of one year. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill.
The estimated goodwill of $81,709 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Processing reporting unit. The Company is amortizing the amount over 15 years for tax purposes. As of September 30, 2022, the Company had $78,717 of goodwill deductible for tax purposes.

D.Fair Value of Financial Instruments

	Fair Value Measurements
	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$69	$—	$69	$—
Total	$69	$—	$69	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, contract assets and liabilities and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. During the first quarter ended September 30, 2022, the Company entered into an interest rate hedging agreement (the “Swap”). Refer to Note O for further information regarding the Swap. The fair value of the Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of September 30, 2022 the fair value of the Swap was an asset of $69 and is included within other non-current assets in the Company's Consolidated Balance Sheets.
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

	As of
	September 30, 2022	July 1, 2022
Raw materials	$189,139	$178,410
Work in process	67,696	64,287
Finished goods	30,743	27,642
Total	$287,578	$270,339
F.Goodwill
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two divisions: Processing and Microelectronics. Accordingly, these were determined to be the Company's reporting units.
The following table sets forth the changes in the carrying amount of goodwill for the first quarter ended September 30, 2022:

Total
Balance at July 1, 2022	$937,880
Goodwill adjustment for the Avalex acquisition	4
Balance at September 30, 2022	$937,884
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring
During the first quarter ended September 30, 2022, the Company incurred $1,508 of restructuring and other charges. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company's adjustments reflected in restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post acquisition integration activities.
Consistent with the Company's definition of restructuring and other charges, 1MPACT is an organizational redesign program initiated on the heels of a series of acquisitions since 2014 rather than a single, discrete acquisition. Since its inception, the Company has selectively engaged with leading consultants to accelerate solution design and implementation for the highest value workstreams. These costs are associated with this discrete transformation initiative and are non-routine and may not be indicative of ongoing results.
Restructuring and other charges primarily related to 1MPACT including $1,304 of third-party consulting costs, as well as $204 of severance costs.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at July 1, 2022	$4,722
Restructuring charges	204
Cash paid	(3,853)
Balance at September 30, 2022	$1,073
H.Income Taxes
The Company recorded an income tax benefit of $1,022 and $441 on a loss before income taxes of $15,357 and $7,581 for the first quarters ended September 30, 2022 and October 1, 2021, respectively.
During the first quarters ended September 30, 2022 and October 1, 2021, the Company recognized a discrete tax provision of $1,611 and $715 related to stock compensation shortfalls.
The effective tax rate for the first quarters ended September 30, 2022 and October 1, 2021 differed from the Federal statutory rate primarily due to Federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes.
During the first quarter ended September 30, 2022, the Company released $521 of reserves for unrecognized tax positions as a result of an income tax audit.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for the Company in fiscal 2024 and a 1% excise tax on stock buybacks effective January 1, 2023. The Company expects the impact of these provisions to be immaterial.
I.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of September 30, 2022, the Company's outstanding balance of unamortized deferred financing costs was $4,229, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver.
As of September 30, 2022, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $511,500 against the Revolver, resulting in interest expense of $4,547 for the first quarter ended September 30, 2022. There were outstanding letters of credit of $963 as of September 30, 2022.

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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 30, 2022 was a net liability of $4,476, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $48 in AOCL during the first quarter ended September 30, 2022 and October 1, 2021. The Company recognized net periodic benefit costs of $221 and $269 associated with the Plan for the first quarters ended September 30, 2022 and October 1, 2021, respectively. The Company's total expected employer contributions to the Plan during fiscal 2023 are $1,093.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $443 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet for the period ended September 30, 2022. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the first quarter ended September 30, 2022, the Company recognized share-based matching contributions related to the 401(k) plan of $3,680 as compared to $2,111 of cash match during the first quarter ended October 1, 2021.

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
Additional details about the Rights Agreement are contained in the Current Reports on Form 8-K filed by the Company with the SEC on December 29, 2021 and June 24, 2022.
On October 26, 2022 the Stockholder Rights Plan expired.

L.Stock-Based Compensation
STOCK INCENTIVE PLANS
At September 30, 2022, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 281 available shares for future grant under the 2018 Plan at September 30, 2022.
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
EMPLOYEE STOCK PURCHASE PLAN
At September 30, 2022, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the first quarters ended September 30, 2022 and October 1, 2021, respectively. Shares available for future purchase under the ESPP totaled 313 at September 30, 2022.
STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 1, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2022	2,305	$57.47
Granted	69	54.16
Vested	(418)	66.02
Forfeited	(43)	57.66
Outstanding at September 30, 2022	1,913	$55.80

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,104 and $1,229 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended September 30, 2022 and July 1, 2022, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Cost of revenues	$799	$559
Selling, general and administrative	4,878	7,561
Research and development	1,572	1,407
Stock-based compensation expense before tax	7,249	9,527
Income taxes	(1,957)	(2,477)
Stock-based compensation expense, net of income taxes	$5,292	$7,050

M.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. During the first quarter of fiscal 2022, the Company announced its 1MPACT value creation initiative to promote scale as the organization continues to grow. The Company evaluated this internal reorganization under FASB ASC 280, Segment Reporting (“ASC 280”) to determine whether this change has impacted the Company's single operating and reportable segment. The Company concluded this change had no effect given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED SEPTEMBER 30, 2022
Net revenues to unaffiliated customers	$218,822	$8,752	$5	$—	$227,579
Inter-geographic revenues	147	204	—	(351)	—
Net revenues	$218,969	$8,956	$5	$(351)	$227,579
FIRST QUARTER ENDED OCTOBER 1, 2021
Net revenues to unaffiliated customers	$213,741	$11,187	$85	$—	$225,013
Inter-geographic revenues	1,559	729	—	(2,288)	—
Net revenues	$215,300	$11,916	$85	$(2,288)	$225,013
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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Domestic(1)	$205,830	$189,248
International/Foreign Military Sales(2)	21,749	35,765
Total Net Revenue	$227,579	$225,013
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

The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Radar(1)	$53,408	$58,904
Electronic Warfare(2)	35,089	33,941
Other Sensor & Effector(3)	21,203	31,442
Total Sensor & Effector	109,700	124,287
C4I(4)	95,131	83,401
Other(5)	22,748	17,325
Total Net Revenue	$227,579	$225,013
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Components(1)	$31,918	$35,065
Modules and Sub-assemblies(2)	55,802	34,899
Integrated Subsystems(3)	139,859	155,049
Total Net Revenue	$227,579	$225,013
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
The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Airborne(1)	$118,350	$116,564
Land(2)	33,932	35,857
Naval(3)	33,735	39,977
Other(4)	41,562	32,615
Total Net Revenues	$227,579	$225,013

(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
September 30, 2022	$121,636	$4,277	$—	$—	$125,913
July 1, 2022	$122,712	$4,476	$3	$—	$127,191
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	September 30, 2022	October 1, 2021
Lockheed Martin Corporation	16%	13%
Raytheon Technologies	13%	14%
U.S. Navy	12%	17%
Northrop Grumman	10%	*
	51%	44%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended September 30, 2022 and October 1, 2021.
N.Commitments and Contingencies
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
In June 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis Computer (“Themis”) when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. The Company responded to the complaint in July 2021, and an arbitration proceeding was scheduled for September 2022. Final motions in the arbitration proceeding were submitted in late October 2022 and oral arguments are scheduled for early November 2022. The Company anticipates that the arbitrator will make a ruling within 30 to 60 days of the oral arguments. The Company believes the claims in the complaint are without merit and intends to continue to defend itself vigorously.
In December 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.

INDEMNIFICATION OBLIGATIONS
The Company’s standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited.
PURCHASE COMMITMENTS
As of September 30, 2022, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $150,032.
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
O.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 7, 2022, the Company entered into an interest rate Swap (the “initial Swap”) with JP Morgan Chase Bank, N.A. (“JPMorgan”) for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver. The initial Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The initial Swap matures on February 28, 2027, coterminous with the maturity of the Revolver. The initial Swap established a fixed interest rate on the first $300,000 of the Company's outstanding borrowings against the Revolver obligation at 3.25%.
On September 29, 2022, the Company terminated the initial Swap. At the time of termination, the fair value of the initial Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows.
Following the termination of the initial Swap the Company entered a new Swap agreement (“the Swap”) on September 29, 2022 with JPMorgan. The Swap fixes $300,000 of the total $511,500 existing borrowings of outstanding borrowings under the Revolver at a rate of 3.79%. As of September 30, 2022, the fair value of the hedge was an asset of $69 and is included within Other non-current assets in the Company's Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of September 30, 2022, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
P.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, inflation, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2022. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. We have built a trusted, contemporary portfolio of proven product solutions purpose-built for aerospace and defense that we believe meets and exceeds the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from us. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Our transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications. Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
Our capabilities, technology, people and R&D investment strategy combine to differentiate us in our industry. We maintain our technological edge by investing in critical capabilities and intellectual property (“IP” or “building blocks”) in processing, leveraging open standards and open architectures to adapt quickly those building blocks into solutions for highly data-intensive applications, including emerging needs in areas such as artificial intelligence (“AI”).
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
As of September 30, 2022, we had 2,424 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended September 30, 2022 were $227.6 million, $11.8 million, $(14.3) million, $(0.26), $0.24, and $31.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
Results of operations for the first quarter ended September 30, 2022 includes results from the acquisitions of Atlanta Micro, Inc (“Atlanta Micro”) and Avalex Technologies, LLC. (“Avalex”). Results of operations for the first quarter ended October 1, 2021 do not include results from Atlanta Micro or Avalex. Accordingly, the periods presented below are not directly comparable.
The first quarter ended September 30, 2022 compared to the first quarter ended October 1, 2021
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	September 30, 2022	As a % of Total Net Revenue	October 1, 2021	As a % of Total Net Revenue
Net revenues	$227,579	100.0%	$225,013	100.0%
Cost of revenues	149,484	65.7	136,604	60.7
Gross margin	78,095	34.3	88,409	39.3
Operating expenses:
Selling, general and administrative	38,943	17.1	36,956	16.4
Research and development	27,766	12.2	28,882	12.8
Amortization of intangible assets	14,574	6.4	13,734	6.1
Restructuring and other charges	1,508	0.7	12,274	5.5
Acquisition costs and other related expenses	2,498	1.1	2,138	1.0
Total operating expenses	85,289	37.5	93,984	41.8
Loss from operations	(7,194)	(3.2)	(5,575)	(2.5)
Interest income	29	—	9	—
Interest expense	(4,547)	(2.0)	(595)	(0.3)
Other expense, net	(3,645)	(1.5)	(1,420)	(0.6)
Loss before income taxes	(15,357)	(6.7)	(7,581)	(3.4)
Income tax benefit	(1,022)	(0.4)	(441)	(0.2)
Net loss	$(14,335)	(6.3)%	$(7,140)	(3.2)%
REVENUES
Total revenues increased $2.6 million, or 1.1%, to $227.6 million during the first quarter ended September 30, 2022, as compared to $225.0 million during the first quarter ended October 1, 2021, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to an additional $11.8 million of acquired revenues from the Atlanta Micro and Avalex businesses, partially offset by $9.2 million less organic revenues. These decreases were driven by modules and sub-assemblies, which increased $20.9 million or 60%, partially offset by decreases in integrated subsystems and components product groupings of $15.2 million and $3.1 million, respectively. The increase in total revenue was primarily from C4I and electronic warfare end applications which increased $11.7 million and $1.1 million, respectively, partially offset by decreases to other sensor and effector and radar end applications of $10.2 million and $5.5 million, respectively. The increase was primarily across the other and airborne platforms which grew $8.9 million and $1.8 million, respectively, partially offset by a decrease to naval platforms of $6.2 million during the first quarter ended September 30, 2022. The largest program increases were related to the LTAMDS, a secure processing program, F-35, SEWIP and P8 programs. There were no programs comprising 10% or more of our revenues for the first quarters ended September 30, 2022 or October 1, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 34.3% for the first quarter ended September 30, 2022, a decrease of 500 basis points from the 39.3% gross margin achieved during the first quarter ended October 1, 2021. The lower gross margin was primarily driven by program mix, as well as material and labor inflation. Program mix was heavily impacted by industry-wide award delays and supply chain constraints resulting in a lower proportion of high margin programs when compared to the prior period. This included higher engineering content associated with programs in the period evidenced by an increase of $3.3 million in Customer Funded Research and Development (“CRAD”) compared to the first quarter ended October 1, 2021. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. The nature of these efforts result in lower margin content, but serve as pre-cursors to higher margin production awards. These products are predominantly grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. Finally, the first quarter ended September 30, 2022 included $0.4 million of favorable fair market value adjustments from purchase accounting as compared to $1.8 million for the first quarter ended October 1, 2021.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.9 million, or 5.4%, to $38.9 million during the first quarter ended September 30, 2022, as compared to $37.0 million in the first quarter ended October 1, 2021. The increase was primarily related to the recent acquisitions of Avalex and Atlanta Micro which contributed $1.6 million of incremental cost, partially offset by lower share-based compensation expense.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.1 million, or 3.9%, to $27.8 million during the first quarter ended September 30, 2022, as compared to $28.9 million during the first quarter ended October 1, 2021. The decrease was primarily related to timing of R&D investment and an incremental $3.3 million of CRAD during the first quarter ended September 30, 2022, partially offset by $1.3 million of incremental expense from our recent acquisitions of Avalex and Atlanta Micro.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased $0.9 million to $14.6 million during the first quarter ended September 30, 2022, as compared to $13.7 million during the first quarter ended October 1, 2021, primarily due to the acquisitions of Avalex and Atlanta Micro.
RESTRUCTURING AND OTHER CHARGES
During the first quarter ended September 30, 2022, the Company incurred $1.5 million of restructuring and other charges, as compared to $12.3 million during the first quarter ended October 1, 2021. Restructuring and other charges of $1.3 million related to third-party consulting costs associated with 1MPACT and the remaining $0.2 million related to severance costs. During the first quarter ended October 1, 2021, restructuring and other charges of $7.3 million related to severance costs associated with the elimination of 100 employees based on changes in the business environment and alignment with the internal organizational changes completed under 1MPACT and the remaining $4.9 million of restructuring and other charges related to third-party consulting costs associated with 1MPACT.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.5 million during the first quarter ended September 30, 2022. The acquisition costs and other related expenses during the first quarter ended September 30, 2022 were primarily related to $2.1 million for third-party advisory fees in connection with engagements by activist investors and other acquisition related costs. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST EXPENSE
We incurred $4.5 million of interest expense during the first quarter ended September 30, 2022, related to the $511.5 million outstanding balance on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net increased to $3.6 million during the first quarter ended September 30, 2022, as compared to $1.4 million during the first quarter ended October 1, 2021. The first quarter ended September 30, 2022 includes incremental net foreign currency translation losses of $1.4 million and litigation and settlement expenses of $0.9 million.

INCOME TAXES
We recorded an income tax benefit of $1.0 million and $0.4 million on a loss before income taxes of $15.4 million and $7.6 million for the first quarters ended September 30, 2022 and October 1, 2021, respectively.
During the first quarters ended September 30, 2022 and October 1, 2021, we recognized a discrete tax provision of $1.6 million and $0.7 million related to stock compensation shortfalls, respectively.
The effective tax rate for the first quarters ended September 30, 2022 and October 1, 2021 differed from the Federal statutory rate primarily due to Federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes.
During the first quarter ended September 30, 2022, we released $0.5 million of reserves for unrecognized tax positions as a result of an income tax audit.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for the Company in fiscal 2024 and a 1% excise tax on stock buybacks effective January 1, 2023. We expect the impact of these provisions to be immaterial.
The Tax Cuts and Jobs Act of 2017 requires companies to amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We estimate the cash impact from this provision to be approximately $40 million in fiscal 2023. We will continue to monitor any potential delay or repeal of this provision.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in improvements to our facilities, continuous evaluation of potential acquisition opportunities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of September 30, 2022, we had $511.5 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.

Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. We did not sell any receivables during the quarter ended September 30, 2022.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	September 30, 2022	October 1, 2021
Net cash used in operating activities	$(66,039)	$(2,006)
Net cash used in investing activities	$(7,278)	$(8,614)
Net cash provided by (used in) financing activities	$59,937	$(7,316)
Net decrease in cash and cash equivalents	$(13,673)	$(18,035)
Cash and cash equivalents at end of period	$51,981	$95,804
Our cash and cash equivalents decreased by $13.7 million from July 1, 2022 to September 30, 2022, primarily as the result of $66.0 million used in operating activities, $7.3 million invested in purchases of property and equipment, partially offset by $60.0 million of borrowings on our Revolver.
Operating Activities
During the first quarters ended September 30, 2022 and October 1, 2021, we had an outflow of $66.0 million and $2.0 million in cash from operating activities, respectively. The decrease was primarily due to an increase in accounts receivables, including unbilled receivables and costs in excess of billings, driven by contracting delays which impacted the timing of billing events and cash conversion as well as delayed payment behavior across our customer base. In addition, we had higher outflows for inventory as compared to the first quarter ended October 1, 2021 as we continue to accelerate raw material purchases to support customer delivery schedules and mitigate supply chain risk in future quarters, particularly in light of the long lead times for semiconductors. Operating activities also included cash outflows for our fiscal 2022 bonus payout, restructuring and other charges associated with 1MPACT as well as acquisition costs and other related expenses related to third-party advisory fees in connection with engagements by activist investors. These decreases were partially offset by proceeds from a cash settlement for the termination of an interest rate swap, additional deferred revenues and customer advances as well as cash paid for income taxes.
Investing Activities
During the first quarter ended September 30, 2022, we invested $7.3 million, a decrease of $1.3 million, as compared to the first quarter ended October 1, 2021. The decrease was driven by $3.2 million less other investing activities partially offset by $2.0 million higher purchases of property and equipment as compared to the first quarter ended October 1, 2021.
Financing Activities
During the first quarter ended September 30, 2022, we borrowed $60.0 million on our Revolver and had $0.1 million of cash payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with the annual vesting of restricted stock awards, as compared to $7.3 million in the first quarter ended October 1, 2021. The decrease in the payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 30, 2022:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$150,032	$150,032	$—	$—	$—
Operating leases	93,674	14,361	26,416	20,965	31,932
	$243,706	$164,393	$26,416	$20,965	$31,932
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $150.0 million at September 30, 2022.
We have a liability at September 30, 2022 of $8.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred in connection with certain intellectual property infringement claims by any third-party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.
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
Adjusted EBITDA is defined as net income before other non-operating adjustments, interest income and expense, income taxes, depreciation, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition, financing and other third-party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. We use adjusted EBITDA as an important indicator of the operating performance of our business. We use adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining the portion of bonus compensation for executive officers and other key employees based on operating performance, evaluating short-term and long-term operating trends in our operations and allocating resources to various initiatives and operational requirements. We believe that adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period to period without any correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our adjusted EBITDA are valuable indicators of our operating performance.

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
The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	September 30, 2022	October 1, 2021
Net loss	$(14,335)	$(7,140)
Other non-operating adjustments, net	1,797	417
Interest expense, net	4,518	586
Income tax benefit	(1,022)	(441)
Depreciation	9,127	7,756
Amortization of intangible assets	14,574	13,734
Restructuring and other charges	1,508	12,274
Impairment of long-lived assets	—	—
Acquisition, financing and other third-party costs	2,864	2,633
Fair value adjustments from purchase accounting	(176)	(1,661)
Litigation and settlement expense, net	1,305	376
COVID related expenses	61	183
Stock-based and other non-cash compensation expense	10,940	9,573
Adjusted EBITDA	$31,161	$38,290
Adjusted income and adjusted EPS exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We use these measures along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define adjusted income as net income before other non-operating adjustments, amortization of intangible assets, restructuring and other charges, impairment of long-lived assets, acquisition, financing and other third-party costs, fair value adjustments from purchase accounting, litigation and settlement income and expense, COVID related expenses, and stock-based and other non-cash compensation expense. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision. Adjusted EPS expresses adjusted income on a per share basis using weighted average diluted shares outstanding.
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	September 30, 2022		October 1, 2021
Net loss and diluted loss per share	$(14,335)	$(0.26)	$(7,140)	$(0.13)
Other non-operating adjustments, net	1,797		417
Amortization of intangible assets	14,574		13,734
Restructuring and other charges	1,508		12,274
Impairment of long-lived assets	—		—
Acquisition, financing and other third-party costs	2,864		2,633
Fair value adjustments from purchase accounting	(176)		(1,661)
Litigation and settlement expense, net	1,305		376
COVID related expenses	61		183
Stock-based and other non-cash compensation expense	10,940		9,573
Impact to income taxes(1)	(5,191)		(7,829)
Adjusted income and adjusted earnings per share(2)	$13,347	$0.24	$22,560	$0.41

Diluted weighted-average shares outstanding		56,347		55,613
(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.
(2) Adjusted earnings per share for the first quarter ended September 30, 2022 includes an impact of $0.01 resulting from the increase in diluted shares used relative to basic shares used in the calculation of Net loss per share.

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

The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	September 30, 2022	October 1, 2021
Net cash used in operating activities	$(66,039)	$(2,006)
Purchase of property and equipment	(7,328)	(5,377)
Free cash flow	$(73,367)	$(7,383)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the first quarters ended September 30, 2022 and October 1, 2021, respectively:

(In thousands)	September 30, 2022	As a % of Total Net Revenue	October 1, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$215,781	95%	$225,013	100%	$(9,232)	(4)%
Acquired revenue	11,798	5%	—	—%	11,798	100%
Total revenues	$227,579	100%	$225,013	100%	$2,566	1%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 1, 2022 to September 30, 2022.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of integrating the Avalex and Atlanta Micro businesses into our overall internal control over financial reporting environment.

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
In June 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. We responded to the complaint in July 2021, and an arbitration proceeding was scheduled for September 2022. Final motions in the arbitration proceeding were submitted in late October 2022 and oral arguments are scheduled for early November 2022. We anticipate that the arbitrator will make a ruling within 30 to 60 days of the oral arguments. We believe the claims in the complaint are without merit and intend to continue to defend ourself vigorously.
In December 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, we may have for these matters.
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022. There have been no changes from the factors disclosed in our 2022 Annual Report on Form 10-K filed on August 16, 2022, although we may disclose changes to such factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1	Letter Agreement, dated July 26, 2021, between the Company and Thomas Huber

10.2	Letter Agreement, dated September 15, 2021, between the Company and James M. Stevison

10.3	Letter Agreement, dated September 17, 2021, between the Company and Charles R. Wells, IV

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 +    Furnished herewith. This certificate shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 8, 2022.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer