Form 10-Q
period 2022-12-30
MERCURY SYSTEMS INC
filed 2023-02-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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

Shares of Common Stock outstanding as of January 31, 2023: 58,107,888 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 30, 2022	July 1, 2022
Assets
Current assets:
Cash and cash equivalents	$76,944	$65,654
Accounts receivable, net of allowance for credit losses of $2,070 and $2,074 at December 30, 2022 and July 1, 2022, respectively	145,855	144,494
Unbilled receivables and costs in excess of billings	333,491	303,356
Inventory	311,976	270,339
Prepaid income taxes	—	7,503
Prepaid expenses and other current assets	28,615	23,906
Total current assets	896,881	815,252
Property and equipment, net	121,989	127,191
Goodwill	938,093	937,880
Intangible assets, net	323,434	351,538
Operating lease right-of-use assets, net	59,671	66,366
Other non-current assets	7,884	6,188
Total assets	$2,347,952	$2,304,415
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,221	$98,673
Accrued expenses	30,203	34,954
Accrued compensation	30,456	44,813
Income taxes payable	13,421	—
Deferred revenues and customer advances	39,274	15,487
Total current liabilities	200,575	193,927
Deferred income taxes	12,713	32,398
Income taxes payable	6,237	9,112
Long-term debt	511,500	451,500
Operating lease liabilities	63,694	69,888
Other non-current liabilities	9,141	10,405
Total liabilities	803,860	767,230
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 56,365,078 and 55,679,747 shares issued and outstanding at December 30, 2022 and July 1, 2022, respectively	564	557
Additional paid-in capital	1,173,026	1,145,323
Retained earnings	360,519	385,774
Accumulated other comprehensive income	9,983	5,531
Total shareholders’ equity	1,544,092	1,537,185
Total liabilities and shareholders’ equity	$2,347,952	$2,304,415

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net revenues	$229,588	$220,380	$457,167	$445,393
Cost of revenues	148,628	133,158	298,112	269,762
Gross margin	80,960	87,222	159,055	175,631
Operating expenses:
Selling, general and administrative	45,057	36,810	84,000	73,766
Research and development	26,906	28,335	54,672	57,217
Amortization of intangible assets	13,536	16,002	28,110	29,736
Restructuring and other charges	2,069	3,802	3,577	16,076
Acquisition costs and other related expenses	939	2,660	3,437	4,798
Total operating expenses	88,507	87,609	173,796	181,593
Loss from operations	(7,547)	(387)	(14,741)	(5,962)
Interest income	220	5	249	14
Interest expense	(6,590)	(1,094)	(11,137)	(1,689)
Other income (expense), net	846	(1,318)	(2,799)	(2,738)
Loss before income taxes	(13,071)	(2,794)	(28,428)	(10,375)
Income tax benefit	(2,151)	(155)	(3,173)	(596)
Net loss	$(10,920)	$(2,639)	$(25,255)	$(9,779)
Basic net loss per share	$(0.19)	$(0.05)	$(0.45)	$(0.18)
Diluted net loss per share	$(0.19)	$(0.05)	$(0.45)	$(0.18)

Weighted-average shares outstanding:
Basic	56,252	55,520	56,126	55,448
Diluted	56,252	55,520	56,126	55,448

Comprehensive loss:
Net loss	$(10,920)	$(2,639)	$(25,255)	$(9,779)
Change in fair value of derivative instruments, net of tax	(458)	—	3,962	—
Foreign currency translation adjustments	(35)	(269)	394	(25)
Pension benefit plan, net of tax	48	48	96	96
Total other comprehensive (loss) income, net of tax	(445)	(221)	4,452	71
Total comprehensive loss	$(11,365)	$(2,860)	$(20,803)	$(9,708)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 30, 2022	56,180	$562	$1,156,501	$371,439	$10,428	$1,538,930
Issuance of common stock under employee stock incentive plans	59	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	69	—	3,269	—	—	3,269
Retirement of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	10,865	—	—	10,865
Net loss	—	—	—	(10,920)	—	(10,920)
Other comprehensive loss	—	—	—	—	(445)	(445)
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092

	For the Second Quarter Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2021	55,501	$555	$1,111,613	$367,359	$(47)	$1,479,480
Issuance of common stock under employee stock incentive plans	31	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Retirement of common stock	(3)	—	(183)	—	—	(183)
Stock-based compensation	—	—	8,168	—	—	8,168
Net loss	—	—	—	(2,639)	—	(2,639)
Other comprehensive loss	—	—	—	—	(221)	(221)
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121

	For the Six Months Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	477	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	152	1	7,391	—	—	7,392
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	17,988	—	—	17,988
Net loss	—	—	—	(25,255)	—	(25,255)
Other comprehensive income	—	—	—	—	4,452	4,452
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092

	For the Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	429	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Retirement of common stock	(141)	(1)	(7,498)	—	—	(7,499)
Stock-based compensation	—	—	17,666	—	—	17,666
Net loss	—	—	—	(9,779)	—	(9,779)
Other comprehensive income	—	—	—	—	71	71
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 30, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(25,255)	$(9,779)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	50,934	45,556
Stock-based compensation expense	17,507	17,375
Share-based matching contributions on defined contribution plan	6,427	—
Benefit for deferred income taxes	(22,334)	(4,206)
Other non-cash items	(991)	(1,604)
Cash settlement for termination of interest rate swap	5,995	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(30,876)	(17,937)
Inventory	(40,215)	(20,425)
Prepaid income taxes	7,463	(13,572)
Prepaid expenses and other current assets	(4,768)	(245)
Other non-current assets	6,589	1,004
Accounts payable, accrued expenses, and accrued compensation	(28,825)	13,294
Deferred revenues and customer advances	23,871	(1,148)
Income taxes payable	10,537	(9)
Other non-current liabilities	(6,706)	(3,486)
Net cash (used in) provided by operating activities	(30,647)	4,818
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(243,255)
Purchases of property and equipment	(20,504)	(13,404)
Other investing activities	102	(3,231)
Net cash used in investing activities	(20,402)	(259,890)
Cash flows from financing activities:
Proceeds from employee stock plans	2,393	2,516
Borrowings under credit facilities	100,000	251,500
Payments under credit facilities	(40,000)	—
Purchase and retirement of common stock	(63)	(7,499)
Net cash provided by financing activities	62,330	246,517
Effect of exchange rate changes on cash and cash equivalents	9	(115)
Net increase (decrease) in cash and cash equivalents	11,290	(8,670)
Cash and cash equivalents at beginning of period	65,654	113,839
Cash and cash equivalents at end of period	$76,944	$105,169
Cash paid during the period for:
Interest	$11,191	$890
Income taxes	$2,528	$17,808
Supplemental disclosures—non-cash activities:
Non-cash investing activity	$5,367	$3,230
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)
A.Description of Business
Mercury Systems, Inc. is a technology company that delivers commercial innovation to rapidly transform the global aerospace and defense industry. Headquartered in Andover, Massachusetts, the Company's end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Mercury's Processing Platform includes signal solutions, display, software applications, networking, storage and secure processing. The Company's innovative solutions are mission-ready, trusted and secure, software-defined and open and modular (the Company's differentiators), to meet customers’ most-pressing high-tech needs, including those specific to the aerospace and defense community.
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 1, 2022 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2022. The results for the second quarter and six months ended December 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the second quarter of fiscal 2023 are to the quarter ended December 30, 2022. There were 13 weeks during the second quarters ended December 30, 2022 and December 31, 2021, respectively. There were 26 weeks during the six months ended December 30, 2022 and December 31, 2021, respectively.
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

FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss and were immaterial for all periods presented.
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
ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from the Company. Pursuant to the RPA, Bank of the West may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the Purchase Agreement, but no retained interests related to the factored accounts receivable.
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash Flows attributable to factoring are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss.
The Company factored accounts receivables and incurred factoring fees of approximately $20,000 and $138, respectively for the second quarter and six months ended December 30, 2022. The Company did not factor any accounts receivable or incur any factoring fees for the second quarter and six months ended December 31, 2021.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of December 30, 2022.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 44% and 40% of revenues for the second quarter and six months ended December 30, 2022, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 52% and 49% for the second quarter and six months ended December 31, 2021, respectively.
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
Total revenue recognized over time was 56% and 60% of total revenues for the second quarters and six months ended December 30, 2022, respectively. Total revenue recognized over time was 48% and 51% of total revenues for the second quarter and six months ended December 31, 2021, respectively.
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
The contract asset balances were $333,491 and $303,356 as of December 30, 2022 and July 1, 2022, respectively. The contract asset balance increased due to growth in revenue recognized under over time contracts, as well as the timing of program milestone billings during the second quarter ended December 30, 2022. The contract liability balances were $39,888 and $15,966 as of December 30, 2022 and July 1, 2022, respectively. The increase was due to a higher volume of advance milestone billing events as well as timing of revenue conversion across multiple programs.

Revenue recognized for the second quarter and six months ended December 30, 2022 that was included in the contract liability balance at July 1, 2022 was $3,068 and $7,737, respectively. Revenue recognized for the second quarter and six months ended December 31, 2021 that was included in the contract liability balance at July 2, 2021 was $5,151 and $18,288, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $580,318. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment, intangible assets and ROU assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. As part of the Company's assessment over the future benefit of certain long-lived assets in the second quarter ended December 30, 2022, the Company identified an immaterial correction of an error in the useful lives assigned to certain leasehold improvements resulting in a cumulative adjustment to depreciation expense of $3.1 million recorded during the second quarter and six months ended December 30, 2022.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Basic weighted-average shares outstanding	56,252	55,520	56,126	55,448
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	56,252	55,520	56,126	55,448
Equity instruments to purchase 511 and 300 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 30, 2022, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 408 and 434 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 31, 2021, respectively, because the equity instruments were anti-dilutive.
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
Effective December 1, 2022, the Company adopted ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU extend the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. This adoption did not have a material impact to the Company's consolidated financial statements or related disclosures.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of Atlanta Micro:

Amounts
Consideration transferred
Cash paid at closing	$91,438
Working capital and net debt adjustment	(416)
Less cash acquired	(1,782)
Net purchase price	$89,240

Fair value of tangible assets acquired and liabilities assumed
Cash	$1,782
Accounts receivable	1,568
Inventory	4,475
Fixed assets	434
Other current and non-current assets	2,079
Accounts payable	(529)
Accrued expenses	(845)
Other current and non-current liabilities	(11,174)
Fair value of net tangible assets acquired	(2,210)
Fair value of identifiable intangible assets	34,980
Goodwill	58,252
Fair value of net assets acquired	91,022
Less cash acquired	(1,782)
Net purchase price	$89,240

On November 29, 2022, the measurement period for Atlanta Micro expired. The identifiable intangible assets include customer relationships of $27,310 with a useful life of 20 years, completed technology of $7,260 with a useful life of 8 years and backlog of $410 with a useful life of two years.
The goodwill of $58,252 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets and is not deductible for tax purposes. The goodwill from this acquisition is reported in the Microelectronics reporting unit.

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
The following table presents the net purchase price and the fair values of the assets and liabilities of Avalex:

Amounts
Consideration transferred
Cash paid at closing	$157,367
Working capital and net debt adjustment	(1,034)
Less cash acquired	(2,188)
Net purchase price	$154,145

Fair value of tangible assets acquired and liabilities assumed
Cash	$2,188
Accounts receivable	5,363
Inventory	7,141
Fixed assets	1,245
Other current and non-current assets	5,228
Accounts payable	(1,755)
Accrued expenses	(1,421)
Other current and non-current liabilities	(4,788)
Fair value of net tangible assets acquired	13,201
Fair value of identifiable intangible assets	61,360
Goodwill	81,772
Fair value of net assets acquired	156,333
Less cash acquired	(2,188)
Net purchase price	$154,145

On November 5, 2022, the measurement period for Avalex expired. The identifiable intangible assets include customer relationships of $41,880 with a useful life of 9 years, completed technology of $14,430 with a useful life of 7 years and backlog of $5,050 with a useful life of one year.
The goodwill of $81,772 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Mission Systems reporting unit, formerly referred to as the Processing reporting unit. The Company is amortizing the amount over 15 years for tax purposes. As of December 30, 2022, the Company had $77,459 of goodwill deductible for tax purposes.

D.Fair Value of Financial Instruments

	Fair Value Measurements
	December 30, 2022	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$220	$—	$220	$—
Total	$220	$—	$220	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, contract assets and liabilities and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. During the first quarter ended September 30, 2022, the Company entered into an interest rate hedging agreement (the “Swap”). Refer to Note O for further information regarding the Swap. The fair value of the Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of December 30, 2022, the fair value of the Swap was a liability of $220 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

	As of
	December 30, 2022	July 1, 2022
Raw materials	$199,710	$178,410
Work in process	76,830	64,287
Finished goods	35,436	27,642
Total	$311,976	$270,339
F.Goodwill
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two divisions: Mission Systems and Microelectronics. Accordingly, these were determined to be the Company's reporting units.
The following table sets forth the changes in the carrying amount of goodwill for the six months ended December 30, 2022:

Total
Balance at July 1, 2022	$937,880
Goodwill adjustment for the Avalex acquisition	66
Goodwill adjustment for the Atlanta Micro acquisition	147
Balance at December 30, 2022	$938,093
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring
During the second quarter ended and six months ended December 30, 2022, the Company incurred $2,069 and $3,577 of restructuring and other charges, respectively. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company's adjustments reflected in restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post acquisition integration activities.
Consistent with the Company's definition of restructuring and other charges, 1MPACT is an organizational redesign program initiated on the heels of a series of acquisitions since 2014 rather than a single, discrete acquisition. Since the inception of 1MPACT, the Company has selectively engaged with leading consultants to accelerate solution design and implementation for the highest value workstreams. These costs are associated with this discrete transformation initiative and are non-routine and may not be indicative of ongoing results.
Restructuring and other charges for the second quarter ended December 30, 2022 primarily related to 1MPACT including $1,039 of costs for facility optimization efforts, including $783 related to lease asset impairment, $595 of severance costs, as well as $435 of third-party consulting costs.
Restructuring and other charges for the six months ended December 30, 2022 primarily related to 1MPACT including $1,739 of third-party consulting costs, $1,039 of costs for facility optimization efforts, including $783 related to lease asset impairment, as well as $799 of severance costs.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining severance obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Balance at July 1, 2022	$4,722	$—	$4,722
Restructuring charges	799	256	1,055
Cash paid	(4,336)	(194)	(4,530)
Balance at December 30, 2022	$1,185	$62	$1,247
H.Income Taxes
The Company recorded an income tax benefit of $2,151 and $155 on a loss before income taxes of $13,071 and $2,794 for the second quarters ended December 30, 2022 and December 31, 2021, respectively. The Company recorded an income tax benefit of $3,173 and $596 on a loss before income taxes of $28,428 and $10,375 for the six months ended December 30, 2022 and December 31, 2021, respectively.
During the second quarter ended December 30, 2022, the Company recognized a tax benefit of $2,348 related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations. During the six months ended December 30, 2022 and December 31, 2021, the Company recognized a tax provision of $1,745 and $878 related to stock compensation shortfalls, respectively.
The effective tax rate for the second quarters ended December 30, 2022 and December 31, 2021 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the second quarter ended December 30, 2022 also differed from the federal statutory rate due to the release of income tax reserves for previously unrecognized income tax benefits.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. The Company expects the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes.

I.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of December 30, 2022, the Company's outstanding balance of unamortized deferred financing costs was $3,994, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver.
During the second quarter ended December 30, 2022, the Company borrowed $40,000 against the Revolver, which was subsequently repaid within the quarter. As of December 30, 2022, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $511,500 against the Revolver, resulting in interest expense of $6,590 and $11,137 for the second quarter and six months ended December 30, 2022. There were outstanding letters of credit of $963 as of December 30, 2022.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 30, 2022 was a net liability of $4,647, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $48 and $96 in AOCI during the second quarter and six months ended December 30, 2022. The Company recorded a net gain of $48 and $96 in AOCL during the second quarter and six months December 31, 2021. The Company recognized net periodic benefit costs of $220 and $441 associated with the Plan for the second quarter and six months ended December 30, 2022, respectively. The Company recognized net periodic benefit costs of $269 and $538 associated with the Plan for the second quarter and six months ended December 31, 2021, respectively. The Company's total expected employer contributions to the Plan during fiscal 2023 are $1,093.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $965 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at December 30, 2022. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the second quarter ended December 30, 2022, the Company recognized share-based matching contributions related to the 401(k) plan of $2,748 as compared to $1,711 of cash match during the second quarter ended December 31, 2021. During the six months ended December 30, 2022, the Company recognized share-based matching contributions related to the 401(k) plan of $6,427 as compared to $3,822 of cash match during the six months ended December 31, 2021.

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
On October 26, 2022 the Stockholder Rights Plan expired.
L.Stock-Based Compensation
STOCK INCENTIVE PLANS
At December 30, 2022, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,054 available shares for future grant under the 2018 Plan at December 30, 2022.
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
EMPLOYEE STOCK PURCHASE PLAN
At December 30, 2022, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 57 and 54 shares issued under the ESPP during the six months quarters ended December 30, 2022 and December 31, 2021, respectively. Shares available for future purchase under the ESPP totaled 256 at December 30, 2022.

STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 1, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2022	2,305	$57.47
Granted	213	55.69
Vested	(477)	64.57
Forfeited	(94)	57.68
Outstanding at December 30, 2022	1,947	$55.52
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,710 and $1,229 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended December 30, 2022 and July 1, 2022, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Cost of revenues	$237	$322	$1,036	$881
Selling, general and administrative	8,277	6,032	13,155	13,593
Research and development	1,744	1,494	3,316	2,901
Stock-based compensation expense before tax	10,258	7,848	17,507	17,375
Income taxes	(2,770)	(2,040)	(4,727)	(4,691)
Stock-based compensation expense, net of income taxes	$7,488	$5,808	$12,780	$12,684
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

The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 30, 2022
Net revenues to unaffiliated customers	$219,155	$10,431	$2	$—	$229,588
Inter-geographic revenues	(68)	168	—	(100)	—
Net revenues	$219,087	$10,599	$2	$(100)	$229,588
SECOND QUARTER ENDED DECEMBER 31, 2021
Net revenues to unaffiliated customers	$209,495	$10,808	$77	$—	$220,380
Inter-geographic revenues	1,588	599	—	(2,187)	—
Net revenues	$211,083	$11,407	$77	$(2,187)	$220,380
SIX MONTHS ENDED DECEMBER 30, 2022
Net revenues to unaffiliated customers	$437,977	$19,183	$7	$—	$457,167
Inter-geographic revenues	79	372	—	(451)	—
Net revenues	$438,056	$19,555	$7	$(451)	$457,167
SIX MONTHS ENDED DECEMBER 31, 2021
Net revenues to unaffiliated customers	$423,236	$21,995	$162	$—	$445,393
Inter-geographic revenues	3,147	1,328	—	(4,475)	—
Net revenues	$426,383	$23,323	$162	$(4,475)	$445,393
The Company offers a broad family of products and processing solutions designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, the Company seeks to leverage technology investments across multiple product lines and product solutions.
The Company’s products are typically compute-intensive and require extremely high bandwidth and high throughput. These processing solutions often must also meet significant SWaP constraints for use in aircraft, unmanned aerial vehicles, ships and other platforms and be ruggedized for use in harsh environments. The Company's products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
In recent years, the Company completed a series of acquisitions that augmented its technological capabilities, applications and end markets. As these acquisitions and changes occurred, the Company's proportion of revenue derived from the sale of components in different technological areas, and modules, sub-assemblies and integrated subsystems which combine technologies into more complex diverse products has shifted. The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application, product grouping and/or platform is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application, product grouping and/or platform for prior periods. Such reclassifications typically do not materially change the underlying trends of results within each revenue category.
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Domestic(1)	$204,959	$186,592	$410,789	$375,840
International/Foreign Military Sales(2)	24,629	33,788	46,378	69,553
Total Net Revenue	$229,588	$220,380	$457,167	$445,393
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

The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Radar(1)	$43,707	$51,172	$97,115	$110,076
Electronic Warfare(2)	33,718	32,369	68,807	66,310
Other Sensor & Effector(3)	29,333	22,164	50,536	53,606
Total Sensor & Effector	106,758	105,705	216,458	229,992
C4I(4)	103,735	90,931	198,866	174,332
Other(5)	19,095	23,744	41,843	41,069
Total Net Revenue	$229,588	$220,380	$457,167	$445,393
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Components(1)	$45,158	$31,472	$77,076	$66,537
Modules and Sub-assemblies(2)	62,312	46,723	118,114	81,622
Integrated Subsystems(3)	122,118	142,185	261,977	297,234
Total Net Revenue	$229,588	$220,380	$457,167	$445,393
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
The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Airborne(1)	$119,944	$110,990	$238,294	$227,554
Land(2)	26,735	25,976	60,667	61,833
Naval(3)	31,204	34,236	64,939	74,213
Other(4)	51,705	49,178	93,267	81,793
Total Net Revenues	$229,588	$220,380	$457,167	$445,393
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
December 30, 2022	$118,299	$3,690	$—	$—	$121,989
July 1, 2022	$122,712	$4,476	$3	$—	$127,191
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Lockheed Martin Corporation	12%	*	14%	10%
Raytheon Technologies	12%	15%	12%	15%
U.S. Navy	11%	14%	11%	15%
Northrop Grumman	11%	10%	10%	*
	46%	39%	47%	40%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarters and six months ended December 30, 2022 and December 31, 2021.
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
In June 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis Computer (“Themis”) when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. The Company responded to the complaint in July 2021. An arbitration proceeding was held during September 2022, with final motions in October 2022 and oral arguments in November 2022. The arbitrator issued its final ruling in January 2023, awarding ERA $72 in damages and fees.
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
PURCHASE COMMITMENTS
As of December 30, 2022, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $142,932.
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
Following the termination of the initial Swap the Company entered a new Swap agreement (“the Swap”) on September 29, 2022 with JPMorgan. The Swap fixes $300,000 of the total $511,500 existing borrowings of outstanding borrowings under the Revolver at a rate of 3.79%. As of December 30, 2022, the fair value of the hedge was a liability of $220 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets. During the second quarter ended December 30, 2022, the Company amortized $339 of the previous unrealized gain, which is included within Other comprehensive loss.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of December 30, 2022, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

P.Subsequent Events
On January 31, 2023, the Company announced that Michael Ruppert, Executive Vice President, Chief Financial Officer, and Treasurer, will step down from the Company, effective February 17, 2023. Michelle McCarthy, Senior Vice President, Chief Accounting Officer, will serve as Mercury's interim Chief Financial Officer.
On January 31, 2023, the Board of Directors announced the decision to initiate a review of strategic alternatives to enhance shareholder value, including a potential sale of the Company. There can be no assurance that any transaction will be approved or consummated.
Additional details are contained in the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2023.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, inflation, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to performance quality issues or manufacturing execution issues, the impact of the COVID pandemic and supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, which difficulties may be enhanced by our announced strategic review initiative, including a potential sale of the Company, unanticipated challenges with the transition of the Company's Chief Financial Officer role, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2022. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a technology company that delivers commercial innovation to rapidly transform the global aerospace and defense industry. Headquartered in Andover, Massachusetts, our end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Our Processing Platform includes signal solutions, display, software applications, networking, storage and secure processing. Our innovative solutions are mission-ready, trusted and secure, software-defined and open and modular to meet our customers’ most-pressing high-tech needs, including those specific to the aerospace and defense community. Customers access our solutions via the Mercury platform, which encompasses the broad scope of our investments in technologies, companies, products, services and the expertise of our people. Ultimately, we connect our customers to what matters most to them. We connect commercial technology to defense, people to data, partners to opportunities and the present to the future. And, at the most human level, we connect what we do to our customers’ missions; supporting the people for whom safety, security and protecting freedom are of paramount importance.
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
As of December 30, 2022, we had 2,486 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 30, 2022 were $229.6 million, $13.3 million, $(10.9) million, $(0.19), $0.26, and $35.7 million, respectively. Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the six months ended December 30, 2022 were $457.2 million, $25.1 million, $(25.3) million, $(0.45), $0.50, and $66.9 million. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
Results of operations for the second quarter and six months ended December 30, 2022 includes full period results from the acquisitions of Atlanta Micro, Inc (“Atlanta Micro”) and Avalex Technologies, LLC. (“Avalex”). Results of operations for the second quarter and six months ended December 31, 2021 include only results from the acquisition dates for Atlanta Micro and Avalex. Accordingly, the periods presented below are not directly comparable.
The second quarter ended December 30, 2022 compared to the second quarter ended December 31, 2021
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 30, 2022	As a % of Total Net Revenue	December 31, 2021	As a % of Total Net Revenue
Net revenues	$229,588	100.0%	$220,380	100.0%
Cost of revenues	148,628	64.7	133,158	60.4
Gross margin	80,960	35.3	87,222	39.6
Operating expenses:
Selling, general and administrative	45,057	19.6	36,810	16.7
Research and development	26,906	11.7	28,335	12.9
Amortization of intangible assets	13,536	5.9	16,002	7.3
Restructuring and other charges	2,069	1.0	3,802	1.7
Acquisition costs and other related expenses	939	0.4	2,660	1.2
Total operating expenses	88,507	38.6	87,609	39.8
Loss from operations	(7,547)	(3.3)	(387)	(0.2)
Interest income	220	0.1	5	—
Interest expense	(6,590)	(2.9)	(1,094)	(0.5)
Other income (expense), net	846	0.4	(1,318)	(0.6)
Loss before income taxes	(13,071)	(5.7)	(2,794)	(1.3)
Income tax benefit	(2,151)	(0.9)	(155)	(0.1)
Net loss	$(10,920)	(4.8)%	$(2,639)	(1.2)%
REVENUES
Total revenues increased $9.2 million, or 4.2%, to $229.6 million during the second quarter ended December 30, 2022, as compared to $220.4 million during the second quarter ended December 31, 2021, including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The increase in total revenue was primarily due to an additional $7.2 million of acquired revenues from the Atlanta Micro and Avalex businesses and an additional $2.0 million of organic revenues. These increases were driven by modules and sub-assemblies and components product groupings which increased $15.6 million and $13.7 million, respectively, partially offset by decreases to integrated subsystems of $20.1 million. The increase in total revenue was primarily from C4I, other sensor and effector and electronic warfare end applications which increased $12.8 million, $7.2 million and $1.3 million, respectively, partially offset by decreases to radar end applications and other end applications of $7.5 million and $4.6 million, respectively. The increase was primarily across the airborne and other platforms which grew $9.0 million and $2.5 million, respectively, partially offset by a decrease to the naval platform of $3.0 million during the second quarter ended December 30, 2022. The largest program increases were related to the F-35, NDSA Tranche Tracking Layer, F-16, and LTAMDS programs. There were no programs comprising 10% or more of our revenues for the second quarters ended December 30, 2022 or December 31, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

GROSS MARGIN
Gross margin was 35.3% for the second quarter ended December 30, 2022, a decrease of 430 basis points from the 39.6% gross margin realized during the second quarter ended December 31, 2021. The lower gross margin was primarily driven by program mix, incremental depreciation expense. Program mix was heavily impacted by a customer funding delay on a large FMS sale as well as a higher proportion of lower-margin development programs. These programs generally include higher engineering content evidenced by an increase of $1.9 million in Customer Funded Research and Development (“CRAD”) compared to the second quarter ended December 31, 2021. CRAD primarily represents engineering labor associated with long-term contracts for customized development, production and service activities. The nature of these efforts result in lower margin content, but serve as pre-cursors to higher margin production awards. These products are predominantly grouped within integrated subsystems and to a lesser extent modules and sub-assemblies. Incremental depreciation expense of $2.5 million was recorded in the second quarter ended December 30, 2022. In connection with our 1MPACT facility optimization efforts, we are exiting certain facilities prior to contractual lease terms and consolidating operations across other existing sites. As part of our assessment of future benefits of certain long-lived assets, we identified an immaterial correction of an error in the useful lives assigned to certain leasehold improvements resulting in a cumulative adjustment to depreciation expense.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $8.3 million, or 22.4%, to $45.1 million during the second quarter ended December 30, 2022, as compared to $36.8 million in the second quarter ended December 31, 2021. The increase was primarily related to increased stock compensation expense of $3.0 million related to share-based matching contributions as well as changes to our performance factors associated with performance-based restricted stock awards. The increase was also driven by additional compensation costs and depreciation expense of $2.0 million and $1.9 million, respectively. Full quarter results from our Avalex and Atlanta Micro acquisitions also contributed to the increase, driving $0.4 million of incremental expense.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.4 million, or 5.0%, to $26.9 million during the second quarter ended December 30, 2022, as compared to $28.3 million during the second quarter ended December 31, 2021. The decrease was primarily related to an incremental $1.9 million of CRAD, partially offset by $0.7 million of incremental expense from our recent acquisitions of Avalex and Atlanta Micro during the second quarter ended December 30, 2022.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $2.5 million to $13.5 million during the second quarter ended December 30, 2022, as compared to $16.0 million during the second quarter ended December 31, 2021, primarily due to the backlog from our Physical Optics Corporation ("POC") acquisition being fully amortized in fiscal 2022, partially offset by the amortization over intangible assets associated with the acquisitions of Avalex and Atlanta Micro.
RESTRUCTURING AND OTHER CHARGES
During the second quarter ended December 30, 2022, the Company incurred $2.1 million of restructuring and other charges, as compared to $3.8 million during the second quarter ended December 31, 2021. Restructuring and other charges includes $1.0 million of costs related to facility optimization efforts associated with 1MPACT, including $0.8 million related to lease asset impairment, as well as $0.6 million related to severance costs and the remaining $0.4 million related to third-party consulting costs associated with 1MPACT. During the second quarter ended December 31, 2021, restructuring and other charges related to third-party consulting costs associated with 1MPACT.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.9 million during the second quarter ended December 30, 2022 as compared to $2.7 million during the second quarter ended December 31, 2021. The acquisition costs and other related expenses during the second quarter ended December 30, 2022 were primarily related to $0.6 million for third-party advisory fees in connection with engagements by activist investors and other acquisition related costs. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations. We also expect to incur costs related to the Board of Directors' review of strategic alternatives to enhance shareholder value.

INTEREST EXPENSE
We incurred $6.6 million of interest expense during the second quarter ended December 30, 2022, related to the $511.5 million outstanding balance on our existing credit facility (the "Revolver") as compared to $1.1 million during the second quarter ended December 31, 2021 as a result of $451.5 million of total borrowings on our Revolver. The increase in interest expense was primarily related to the timing and duration of borrowings on our Revolver.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased to $0.8 million during the second quarter ended December 30, 2022, as compared to $(1.3) million during the second quarter ended December 31, 2021. The second quarter ended December 30, 2022 includes net foreign currency translation gains of $1.3 million, as compared to net foreign currency translation losses of $0.2 million during the second quarter ended December 31, 2021, and lower litigation and settlement expenses of $0.4 million, partially offset by an incremental $0.4 million of loss on disposal of fixed assets.
INCOME TAXES
We recorded an income tax benefit of $2.2 million and $0.2 million on a loss before income taxes of $13.1 million and $2.8 million for the second quarters ended December 30, 2022 and December 31, 2021, respectively.
During the second quarter ended December 30, 2022, we recognized a tax benefit of $2.3 million related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations.
The effective tax rate for the second quarters ended December 30, 2022 and December 31, 2021 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the second quarter ended December 30, 2022 also differed from the federal statutory rate due to the release for previously unrecognized income tax benefits.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. We expect the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We estimate the cash impact from this provision to be approximately $36 million in fiscal 2023.

Six months ended December 30, 2022 compared to the six months ended December 31, 2021
The following tables set forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income:

(In thousands)	December 30, 2022	As a % of Total Net Revenue	December 31, 2021	As a % of Total Net Revenue
Net revenues	$457,167	100.0%	$445,393	100.0%
Cost of revenues	298,112	65.2	269,762	60.6
Gross margin	159,055	34.8	175,631	39.4
Operating expenses:
Selling, general and administrative	84,000	18.4	73,766	16.5
Research and development	54,672	12.0	57,217	12.8
Amortization of intangible assets	28,110	6.1	29,736	6.7
Restructuring and other charges	3,577	0.8	16,076	3.6
Acquisition costs and other related expenses	3,437	0.8	4,798	1.1
Total operating expenses	173,796	38.1	181,593	40.7
Loss from operations	(14,741)	(3.3)	(5,962)	(1.3)
Interest income	249	0.1	14	—
Interest expense	(11,137)	(2.4)	(1,689)	(0.4)
Other expense, net	(2,799)	(0.6)	(2,738)	(0.6)
Loss before income taxes	(28,428)	(6.2)	(10,375)	(2.3)
Income tax benefit	(3,173)	(0.7)	(596)	(0.1)
Net loss	$(25,255)	(5.5)%	$(9,779)	(2.2)%
REVENUES
Total revenues increased $11.8 million, or 2.6%, to $457.2 million during the six months ended December 30, 2022, as compared to $445.4 million during the six months ended December 31, 2021. The increase in total revenue was primarily due to an additional $19.0 million of acquired revenues, partially offset by $7.3 million less organic revenues. The increase was driven by higher demand for modules and sub-assemblies and components which increased $36.5 million and $10.5 million, respectively, and were partially offset by decreases in integrated subsystems of $35.3 million during the six months ended December 30, 2022. The increase in total revenue was primarily from the C4I and electronic warfare end applications which increased $24.5 million and $2.5 million, respectively, and were partially offset by decreases of $13.0 million and $3.1 million from radar and other sensor and effector end applications, respectively. The increase was primarily across the other and airborne platforms which grew $11.5 million and $10.7 million, respectively, partially offset by a decrease to the naval and land platforms which decreased $9.3 million and $1.2 million, respectively, during the six months ended December 30, 2022. The largest program increases were related to the LTAMDS, F-35, F-16 and NDSA Tranche Tracking Layer programs. There were no programs comprising 10% or more of our revenues for the six months ended December 30, 2022 or December 31, 2021. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 34.8% for the six months ended December 30, 2022, a decrease of 460 basis points from the 39.4% gross margin realized during the six months ended December 31, 2021. The lower gross margin was primarily driven by program mix, incremental depreciation expense. Program mix was heavily impacted by a customer funding delay on a large FMS sale as well as a higher proportion of lower-margin development programs. These programs generally include higher engineering content evidenced by an increase of $5.2 million in CRAD compared to six months ended December 31, 2021. Incremental depreciation expense of $2.5 million was recorded in the six months ended December 30, 2022. In connection with our 1MPACT facility optimization efforts, we are exiting certain facilities prior to contractual lease terms and consolidating operations across other existing sites. As part of our assessment of future benefits of certain long-lived assets, we identified an immaterial correction of an error in the useful lives assigned to certain leasehold improvements resulting in a cumulative adjustment to depreciation expense.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $10.2 million, or 13.9%, to $84.0 million during the six months ended December 30, 2022, as compared to $73.8 million during the six months ended December 31, 2021. The increase was primarily related to a full period of the Avalex and Atlanta Micro acquisitions driving an incremental $1.9 million of expense during the six months ended December 30, 2022. There was also $1.6 million of additional employee related stock compensation as well as changes to our performance factors associated with performance-based restricted stock awards during the six months ended December 30, 2022.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $2.5 million, or 4.4%, to $54.7 million during the six months ended December 30, 2022, as compared to $57.2 million during the six months ended December 31, 2021. The decrease was primarily related to incremental CRAD of $5.2 million, partially offset by $2.0 million of incremental expense from our recent acquisitions of Avalex and Atlanta Micro during the six months ended December 30, 2022.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $3.6 million during the six months ended December 30, 2022, as compared to $16.1 million during the six months ended December 31, 2021. Restructuring and other charges during the six months ended December 30, 2022 primarily related to 1MPACT including $1.7 million of third-party consulting costs, $1.0 million of costs for facility optimization efforts, including $0.8 million related to lease asset impairment, as well as $0.8 million of severance costs associated with the elimination of approximately 10 positions. Restructuring and other charges during the six months ended December 31, 2021 includes $8.7 million of third-party consulting costs associated with 1MPACT and $7.4 million of severance costs associated with the elimination of approximately 100 positions based on changes in the business environment and alignment with internal organization changes completed under 1MPACT.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $3.4 million during the six months ended December 30, 2022, as compared to $4.8 million during the six months ended December 31, 2021. The acquisition costs and other related expenses we incurred during the six months ended December 30, 2022 were primarily related to $2.5 million for third-party advisory fees in connection with engagements by activist investors and other acquisition related costs. Acquisition costs during the six months ended December 31, 2021 were primarily related to the acquisitions of Avalex and Atlanta Micro. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within secure processing, open mission systems, C3 and trusted microelectronics. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations. We also expect to incur costs related to the Board of Directors' review of strategic alternatives to enhance shareholder value.
INTEREST EXPENSE
We incurred $11.1 million of interest expense during the six months ended December 30, 2022, as compared to $1.7 million during the six months ended December 31, 2021. The increase was driven by additional borrowings on our Revolver as well as an increase in interest rate as compared to the six months ended December 31, 2021.
OTHER EXPENSE, NET
Other expense, net remained consistent during the six months ended December 30, 2022 and December 31, 2021. There was $1.2 million of net foreign currency translation gains, partially offset by $0.6 million of litigation and settlement expenses and $0.3 million of amortization of a previous unrealized gain during the six months ended December 30, 2022. There was $0.9 million of litigation and settlement expenses and $0.7 million of net foreign currency translation losses during the six months ended December 31, 2021. Both the six months ended December 30, 2022 and December 31, 2021 include $1.2 million of financing costs.
INCOME TAXES
We recorded an income tax benefit of $3.2 million and $0.6 million on a loss before income taxes of $28.4 million and $10.4 million for the six months ended December 30, 2022 and December 31, 2021, respectively.
During the six months ended December 30, 2022, we recognized a tax benefit of $2.3 million related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations. During the six months ended December 30, 2022 and December 31, 2021, we recognized a tax provision of $1.7 million and $0.9 million related to stock compensation shortfalls, respectively.

The effective tax rate for the six months ended December 30, 2022 and December 31, 2021 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the six months ended December 30, 2022 also differed from the federal statutory rate due to the release of income tax reserves for previously unrecognized income tax benefits.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. We expect the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We estimate the cash impact from this provision to be approximately $36 million in fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We plan to continue to invest in improvements to our facilities, continuous evaluation of potential acquisition opportunities and internal R&D to promote future growth, including new opportunities in avionics mission computers, secure processing, radar modernization and trusted custom microelectronics. We also expect to incur costs related to the Board of Directors' review of strategic alternatives to enhance shareholder value.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of December 30, 2022, we had $511.5 million of outstanding borrowings on the Revolver. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. We factored accounts receivable and incurred factoring fees of approximately $20.0 million and $0.1 million, respectively, for the six months ended December 30, 2022. We did not factor any accounts receivable or incur any factoring fees for the six months ended December 31, 2021.

CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 30, 2022	December 31, 2021
Net cash (used in) provided by operating activities	$(30,647)	$4,818
Net cash used in investing activities	$(20,402)	$(259,890)
Net cash provided by financing activities	$62,330	$246,517
Net increase (decrease) in cash and cash equivalents	$11,290	$(8,670)
Cash and cash equivalents at end of period	$76,944	$105,169
Our cash and cash equivalents increased by $11.3 million from July 1, 2022 to December 30, 2022, primarily as the result of $60.0 million of net borrowings on our Revolver and $2.4 million of proceeds from employee stock plans. These increases were partially offset by $30.6 million used in operating activities and $20.5 million invested in purchases of property and equipment.
Operating Activities
During the six months ended December 30, 2022, we had an outflow of $30.6 million in cash from operating activities and we generated $4.8 million in cash from operating activities during the six months ended December 31, 2021. The decrease was primarily due to higher outflows for inventory as we continue to accelerate raw material purchases to support customer delivery schedules and mitigate supply chain risk in future quarters, particularly in light of the long lead times for semiconductors. The decrease was also driven by net changes in benefit for deferred income taxes, prepaid income taxes and income taxes payable, as well as increases in accounts receivables, including unbilled receivables and costs in excess of billings, driven by contracting as well as supplier delays which impacted the timing of billing events and cash conversion. Higher outflows of accounts payable, accrued expenses and accrued compensation also contributed to the decrease. These decreases were partially offset by additional deferred revenues and customer advances as well as cash paid for income taxes.
Investing Activities
During the six months ended December 30, 2022, we invested $20.4 million, a decrease of $239.5 million, as compared to the six months ended December 31, 2021 primarily driven by the acquisitions of Avalex and Atlanta Micro. The decrease was also driven by $3.3 million less other investing activities partially offset by $7.1 million higher purchases of property and equipment as compared to the second quarter ended December 31, 2021.
Financing Activities
During the six months ended December 30, 2022, we had $60.0 million of net borrowings on our Revolver as compared to $251.5 million of net borrowings during the six months ended December 31, 2021. We also had $0.1 million of cash payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with the annual vesting of restricted stock awards, as compared to $7.5 million in the second quarter ended December 31, 2021. The decrease in the payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 30, 2022:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$142,932	$142,932	$—	$—	$—
Operating leases	89,066	14,120	24,809	20,593	29,544
	$231,998	$157,052	$24,809	$20,593	$29,544
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $142.9 million at December 30, 2022.
We have a liability at December 30, 2022 of $6.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.

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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net loss	$(10,920)	$(2,639)	$(25,255)	$(9,779)
Other non-operating adjustments, net	(1,463)	226	334	643
Interest expense, net	6,370	1,089	10,888	1,675
Income tax benefit	(2,151)	(155)	(3,173)	(596)
Depreciation	13,697	8,064	22,824	15,820
Amortization of intangible assets	13,536	16,002	28,110	29,736
Restructuring and other charges	2,069	3,802	3,577	16,076
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third-party costs	1,309	3,115	4,173	5,748
Fair value adjustments from purchase accounting	177	(70)	1	(1,731)
Litigation and settlement expense, net	70	506	1,375	882
COVID related expenses	—	274	61	457
Stock-based and other non-cash compensation expense	13,003	7,892	23,943	17,465
Adjusted EBITDA	$35,697	$38,106	$66,858	$76,396
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 30, 2022		December 31, 2021
Net loss and loss per share	$(10,920)	$(0.19)	$(2,639)	$(0.05)
Other non-operating adjustments, net	(1,463)		226
Amortization of intangible assets	13,536		16,002
Restructuring and other charges	2,069		3,802
Impairment of long-lived assets	—		—
Acquisition, financing and other third-party costs	1,309		3,115
Fair value adjustments from purchase accounting	177		(70)
Litigation and settlement expense, net	70		506
COVID related expenses	—		274
Stock-based and other non-cash compensation expense	13,003		7,892
Impact to income taxes(1)	(3,039)		(7,144)
Adjusted income and adjusted earnings per share(2)	$14,742	$0.26	$21,964	$0.39

Diluted weighted-average shares outstanding		56,477		55,693
(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The impact to income taxes includes the impact to the effective tax rate, current tax provision and deferred tax provision.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the six months ended December 30, 2022 and December 31, 2021, respectively.

	Six Months Ended
(In thousands, except per share data)	December 30, 2022		December 31, 2021
Net loss and loss per share	$(25,255)	$(0.45)	$(9,779)	$(0.18)
Other non-operating adjustments, net	334		643
Amortization of intangible assets	28,110		29,736
Restructuring and other charges	3,577		16,076
Impairment of long-lived assets	—		—
Acquisition and financing costs	4,173		5,748
Fair value adjustments from purchase accounting	1		(1,731)
Litigation and settlement expense, net	1,375		882
COVID related expenses	61		457
Stock-based and other non-cash compensation expense	23,943		17,465
Impact to income taxes(1)	(8,230)		(14,973)
Adjusted income and adjusted earnings per share(2)	$28,089	$0.50	$44,524	$0.80

Diluted weighted-average shares outstanding		56,445		55,653

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the six months ended December 30, 2022 and December 31, 2021, respectively.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$35,392	$6,824	$(30,647)	$4,818
Purchase of property and equipment	(13,176)	(8,027)	(20,504)	(13,404)
Free cash flow	$22,216	$(1,203)	$(51,151)	$(8,586)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the second quarters and six months ended December 30, 2022 and December 31, 2021, respectively:

(In thousands)	December 30, 2022	As a % of Total Net Revenue	December 31, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$216,318	94%	$214,336	97%	$1,982	1%
Acquired revenue	13,270	6%	6,044	3%	7,226	100%
Total revenues	$229,588	100%	$220,380	100%	$9,208	4%

(In thousands)	December 30, 2022	As a % of Total Net Revenue	December 31, 2021	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$432,099	95%	$439,349	99%	$(7,250)	(2)%
Acquired revenue	25,068	5%	6,044	1%	19,024	100%
Total revenues	$457,167	100%	$445,393	100%	$11,774	3%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 1, 2022 to December 30, 2022.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. We responded to the complaint in July 2021. An arbitration proceeding was held during September 2022, with final motions in October 2022 and oral arguments in November 2022. The arbitrator issued its final ruling in January 2023, awarding ERA less than $0.1 million in damages and fees.
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 7, 2023.

MERCURY SYSTEMS, INC.

By:	/S/ MICHAEL D. RUPPERT
Michael D. Ruppert
Executive Vice President,
Chief Financial Officer, and Treasurer