Form 10-Q
period 2023-03-31
MERCURY SYSTEMS INC
filed 2023-05-09
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Shares of Common Stock outstanding as of April 30, 2023: 58,190,096 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	July 1, 2022
Assets
Current assets:
Cash and cash equivalents	$64,441	$65,654
Accounts receivable, net of allowance for credit losses of $1,090 and $2,074 at March 31, 2023 and July 1, 2022, respectively	125,562	144,494
Unbilled receivables and costs in excess of billings	376,722	303,356
Inventory	342,777	270,339
Prepaid income taxes	3,588	7,503
Prepaid expenses and other current assets	24,785	23,906
Total current assets	937,875	815,252
Property and equipment, net	119,482	127,191
Goodwill	938,093	937,880
Intangible assets, net	310,647	351,538
Operating lease right-of-use assets, net	63,960	66,366
Other non-current assets	13,816	6,188
Total assets	$2,383,873	$2,304,415
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$111,246	$98,673
Accrued expenses	27,508	34,954
Accrued compensation	26,704	44,813
Deferred revenues and customer advances	54,700	15,487
Total current liabilities	220,158	193,927
Deferred income taxes	6,451	32,398
Income taxes payable	4,901	9,112
Long-term debt	511,500	451,500
Operating lease liabilities	68,099	69,888
Other non-current liabilities	11,865	10,405
Total liabilities	822,974	767,230
Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 56,673,677 and 55,679,747 shares issued and outstanding at March 31, 2023 and July 1, 2022, respectively	567	557
Additional paid-in capital	1,187,335	1,145,323
Retained earnings	365,675	385,774
Accumulated other comprehensive income	7,322	5,531
Total shareholders’ equity	1,560,899	1,537,185
Total liabilities and shareholders’ equity	$2,383,873	$2,304,415

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net revenues	$263,479	$253,075	$720,646	$698,468
Cost of revenues	173,190	153,321	471,302	423,083
Gross margin	90,289	99,754	249,344	275,385
Operating expenses:
Selling, general and administrative	44,626	39,261	128,626	113,027
Research and development	26,516	25,387	81,188	82,604
Amortization of intangible assets	12,809	16,077	40,919	45,813
Restructuring and other charges	2,778	6,348	6,355	22,424
Acquisition costs and other related expenses	1,606	2,726	5,043	7,524
Total operating expenses	88,335	89,799	262,131	271,392
Income (loss) from operations	1,954	9,955	(12,787)	3,993
Interest income	80	110	329	124
Interest expense	(6,711)	(1,664)	(17,848)	(3,353)
Other expense, net	(613)	(2,160)	(3,412)	(4,898)
(Loss) income before income taxes	(5,290)	6,241	(33,718)	(4,134)
Income tax (benefit) provision	(10,446)	2,102	(13,619)	1,506
Net income (loss)	$5,156	$4,139	$(20,099)	$(5,640)
Basic net earnings (loss) per share	$0.09	$0.07	$(0.36)	$(0.10)
Diluted net earnings (loss) per share	$0.09	$0.07	$(0.36)	$(0.10)

Weighted-average shares outstanding:
Basic	56,511	55,590	56,310	55,495
Diluted	56,896	56,027	56,310	55,495

Comprehensive income (loss):
Net income (loss)	$5,156	$4,139	$(20,099)	$(5,640)
Change in fair value of derivative instruments, net of tax	(2,687)	—	1,275	—
Foreign currency translation adjustments	(20)	232	374	207
Pension benefit plan, net of tax	46	48	142	144
Total other comprehensive (loss) income, net of tax	(2,661)	280	1,791	351
Total comprehensive income (loss)	$2,495	$4,419	$(18,308)	$(5,289)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092
Issuance of common stock under employee stock incentive plans	225	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	84	1	4,189	—	—	4,190
Stock-based compensation	—	—	10,122	—	—	10,122
Net income	—	—	—	5,156	—	5,156
Other comprehensive loss	—	—	—	—	(2,661)	(2,661)
Balance at March 31, 2023	56,674	$567	$1,187,335	$365,675	$7,322	$1,560,899

	For the Third Quarter Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,583	$556	$1,122,113	$364,720	$(268)	$1,487,121
Issuance of common stock under employee stock incentive plans	16	—	—	—	—	—
Retirement of common stock	(4)	—	(217)	—	—	(217)
Stock-based compensation	—	—	9,121	—	—	9,121
Net income	—	—	—	4,139	—	4,139
Other comprehensive income	—	—	—	—	280	280
Balance at April 1, 2022	55,595	$556	$1,131,017	$368,859	$12	$1,500,444

	For the Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	702	7	(7)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	236	2	11,580	—	—	11,582
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	28,110	—	—	28,110
Net loss	—	—	—	(20,099)	—	(20,099)
Other comprehensive income	—	—	—	—	1,791	1,791
Balance at March 31, 2023	56,674	$567	$1,187,335	$365,675	$7,322	$1,560,899

	For the Nine Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	$552	$1,109,434	$374,499	$(339)	$1,484,146
Issuance of common stock under employee stock incentive plans	445	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	54	1	2,515	—	—	2,516
Retirement of common stock	(145)	(1)	(7,715)	—	—	(7,716)
Stock-based compensation	—	—	26,787	—	—	26,787
Net loss	—	—	—	(5,640)	—	(5,640)
Other comprehensive income	—	—	—	—	351	351
Balance at April 1, 2022	55,595	$556	$1,131,017	$368,859	$12	$1,500,444
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net loss	$(20,099)	$(5,640)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	74,827	70,021
Stock-based compensation expense	27,446	26,262
Share-based matching contributions on defined contribution plan	9,715	—
Benefit for deferred income taxes	(34,644)	(5,241)
Other non-cash items	721	(1,092)
Cash settlement for termination of interest rate swap	5,995	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(53,705)	(65,203)
Inventory	(70,029)	(28,386)
Prepaid income taxes	3,866	(7,710)
Prepaid expenses and other current assets	(1,154)	(10,528)
Other non-current assets	2,752	3,211
Accounts payable, accrued expenses, and accrued compensation	(11,765)	45,572
Deferred revenues and customer advances	39,051	(14,591)
Income taxes payable	(4,229)	3
Other non-current liabilities	(2,612)	(6,112)
Net cash (used in) provided by operating activities	(33,864)	566
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(243,255)
Purchases of property and equipment	(29,950)	(19,476)
Other investing activities	150	(3,214)
Net cash used in investing activities	(29,800)	(265,945)
Cash flows from financing activities:
Proceeds from employee stock plans	2,393	2,516
Borrowings under credit facilities	100,000	251,500
Payments under credit facilities	(40,000)	—
Purchase and retirement of common stock	(63)	(7,716)
Payments of deferred financing and offering costs	—	(2,662)
Net cash provided by financing activities	62,330	243,638
Effect of exchange rate changes on cash and cash equivalents	121	(404)
Net decrease in cash and cash equivalents	(1,213)	(22,145)
Cash and cash equivalents at beginning of period	65,654	113,839
Cash and cash equivalents at end of period	$64,441	$91,694
Cash paid during the period for:
Interest	$18,751	$2,424
Income taxes	$21,928	$15,023
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$5,105	$4,615
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 1, 2022 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2022. The results for the third quarter and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the third quarter of fiscal 2023 are to the quarter ended March 31, 2023. There were 13 weeks during the third quarters ended March 31, 2023 and April 1, 2022, respectively. There were 39 weeks during the nine months ended March 31, 2023 and April 1, 2022, respectively.
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
ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from the Company. Pursuant to the RPA, Bank of the West may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the Purchase Agreement, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600.
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash Flows attributable to factoring are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company had $24,502 factored in accounts receivables as of March 31, 2023 and incurred factoring fees of approximately $179 and $317 for the third quarter and nine months ended March 31, 2023, respectively. The Company did not factor any accounts receivable or incur any factoring fees for the third quarter and nine months ended April 1, 2022.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income (Loss) as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of March 31, 2023.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 48% and 43% of revenues for the third quarter and nine months ended March 31, 2023, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45% and 48% for the third quarter and nine months ended April 1, 2022, respectively.
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
Total revenue recognized over time was 52% and 57% of total revenues for the third quarters and nine months ended March 31, 2023, respectively. Total revenue recognized over time was 55% and 52% of total revenues for the third quarter and nine months ended April 1, 2022, respectively.
The Company generally does not provide its customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods generally over a period of 12 to 36 months. The Company accrues for anticipated warranty costs upon product shipment. The Company does not consider activities related to such assurance warranties, if any, to be a separate performance obligation. The Company does offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The contract asset balances were $376,722 and $303,356 as of March 31, 2023 and July 1, 2022, respectively. The contract asset balance increased due to growth in revenue recognized under over time contracts, as well as the timing of program milestone billings during the third quarter ended March 31, 2023. The contract liability balances were $55,276 and $15,966 as of March 31, 2023 and July 1, 2022, respectively. The increase was due to a higher volume of advance milestone billing events as well as timing of revenue conversion across multiple programs.

Revenue recognized for the third quarter and nine months ended March 31, 2023 that was included in the contract liability balance at July 1, 2022 was $2,681 and $10,418, respectively. Revenue recognized for the third quarter and nine months ended April 1, 2022 that was included in the contract liability balance at July 2, 2021 was $6,263 and $24,551, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $505,791. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
LONG-LIVED ASSETS
Long-lived assets primarily include property and equipment, intangible assets and right-of-use ("ROU") assets. The Company regularly evaluates its long-lived assets for events and circumstances that indicate a potential impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. As part of the Company's assessment over the future benefit of certain long-lived assets in the second quarter ended December 30, 2022, the Company identified an immaterial correction of an error in the useful lives assigned to certain leasehold improvements. This resulted in a cumulative adjustment to depreciation expense of approximately $3,100, which was recorded during the second quarter ended December 30, 2022.
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Basic weighted-average shares outstanding	56,511	55,590	56,310	55,495
Effect of dilutive equity instruments	385	437	—	—
Diluted weighted-average shares outstanding	56,896	56,027	56,310	55,495
Equity instruments to purchase 792 and 1,873 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended March 31, 2023, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 246 and 386 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended April 1, 2022, respectively, because the equity instruments were anti-dilutive.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Under current U.S. GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under Topic 606. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The impact to the Company's consolidated financial statements and related disclosures of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in fiscal 2023 and beyond.

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
The goodwill of $81,772 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Mission Systems reporting unit, formerly referred to as the Processing reporting unit. The Company is amortizing the amount over 15 years for tax purposes. As of March 31, 2023, the Company had $76,068 of goodwill deductible for tax purposes.

D.Fair Value of Financial Instruments

	Fair Value Measurements
	March 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3,244	$—	$3,244	$—
Total	$3,244	$—	$3,244	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, contract assets and liabilities and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. During the first quarter ended September 30, 2022, the Company entered into an interest rate hedging agreement (the “Swap”). Refer to Note O for further information regarding the Swap. The fair value of the Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of March 31, 2023, the fair value of the Swap was a liability of $3,244 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

	As of
	March 31, 2023	July 1, 2022
Raw materials	$235,668	$178,410
Work in process	83,305	64,287
Finished goods	23,804	27,642
Total	$342,777	$270,339

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
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended March 31, 2023:

Total
Balance at July 1, 2022	$937,880
Goodwill adjustment for the Avalex acquisition	66
Goodwill adjustment for the Atlanta Micro acquisition	147
Balance at March 31, 2023	$938,093
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

G.Restructuring
During the third quarter and nine months ended March 31, 2023, the Company incurred $2,778 and $6,355 of restructuring and other charges, respectively. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company's adjustments reflected in restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post acquisition integration activities.
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
Restructuring and other charges for the third quarter ended March 31, 2023 primarily related to $1,977 of severance costs, 1MPACT related costs consisting of $786 of costs for facility optimization efforts, including $556 related to lease asset impairment, as well as $15 of third party consulting costs.
Restructuring and other charges for the nine months ended March 31, 2023 primarily related to $2,776 of severance costs, 1MPACT related costs consisting of $1,825 of costs for facility optimization efforts, including $1,339 related to lease asset impairment, as well as $1,754 of third party consulting costs.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Balance at July 1, 2022	$4,722	$—	$4,722
Restructuring charges	2,776	486	3,262
Cash paid	(5,312)	(448)	(5,760)
Balance at March 31, 2023	$2,186	$38	$2,224

H.Income Taxes
The Company recorded an income tax (benefit) provision of $(10,446) and $2,102 on a (loss) income before income taxes of $(5,290) and $6,241 for the third quarters ended March 31, 2023 and April 1, 2022, respectively. The Company recorded an income tax (benefit) provision of $(13,619) and $1,506 on a loss before income taxes of $33,718 and $4,134 for the nine months ended March 31, 2023 and April 1, 2022, respectively.
For the third quarter ended March 31, 2023, the Company calculated the U.S. income tax benefit using the discrete method which assumes the nine month period was the annual period as this was more appropriate given the facts and circumstances. The Company determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method. The tax benefit for the third quarter ended March 31, 2023 also includes a true-up to the prior quarters due to the change in methodology.
During the third quarter ended March 31, 2023, the Company concluded its income tax audit with the Internal Revenue Service for fiscal years 2016 through 2018 and recognized a tax benefit of $1,335 related to a release of income tax reserves for unrecognized income tax benefits. During the nine months ended March 31, 2023, the Company recognized a tax benefit of $3,683 related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations.
During the nine months ended March 31, 2023 and April 1, 2022, the Company recognized a tax provision of $1,655 and $906 related to stock compensation shortfalls, respectively.
The effective tax rate for the third quarter and nine months ended March 31, 2023 and April 1, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes. The effective tax rate for the third quarter and nine months ended March 31, 2023 also differed from the federal statutory rate due to the release of income tax reserves for unrecognized income tax benefits.
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
I.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of March 31, 2023, the Company's outstanding balance of unamortized deferred financing costs was $3,681, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight line basis over the term of the Revolver.
As of March 31, 2023, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $511,500 against the Revolver, resulting in interest expense of $6,711 and $17,848 for the third quarter and nine months ended March 31, 2023. The Company had a total of approximately $1,000,000 of the Revolver available as of March 31, 2023, less outstanding borrowings of $511,500. There were outstanding letters of credit of $963 as of March 31, 2023.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 31, 2023 was a net liability of $4,589, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net gain of $46 and $142 in AOCI during the third quarter and nine months ended March 31, 2023. The Company recorded a net gain of $48 and $144 in AOCI during the third quarter and nine months April 1, 2022. The Company recognized net periodic benefit costs of $230 and $671 associated with the Plan for the third quarter and nine months ended March 31, 2023, respectively. The Company recognized net periodic benefit costs of $267 and $805 associated with the Plan for the third quarter and nine months ended April 1, 2022, respectively. The Company's total expected employer contributions to the Plan during fiscal 2023 are $1,093.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $1,868 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at March 31, 2023. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the third quarter ended March 31, 2023, the Company recognized share-based matching contributions related to the 401(k) plan of $3,288 as compared to $2,145 of cash match during the third quarter ended April 1, 2022. During the nine months ended March 31, 2023, the Company recognized share-based matching contributions related to the 401(k) plan of $9,715 as compared to $5,966 of cash match during the nine months ended April 1, 2022.

K.     Shareholders' Equity
STOCKHOLDER RIGHTS PLAN
On December 27, 2021, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”), payable on January 10, 2022, for each outstanding share of common stock par value $0.01 per share to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company a unit of Series A Junior Preferred Stock, par value $0.01 per share, of the Company at a designated price per unit, subject to adjustment. The Rights initially trade with, and are inseparable from, the shares of common stock.
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
On October 26, 2022 the Stockholder Rights Plan and the Rights thereunder expired.
L.Stock-Based Compensation
STOCK INCENTIVE PLANS
At March 31, 2023, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,690 available shares for future grant under the 2018 Plan at March 31, 2023.
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
EMPLOYEE STOCK PURCHASE PLAN
At March 31, 2023, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 57 and 54 shares issued under the ESPP during the nine months ended March 31, 2023 and April 1, 2022, respectively. Shares available for future purchase under the ESPP totaled 256 at March 31, 2023.
STOCK AWARD ACTIVITY
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 1, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2022	2,305	$57.47
Granted	269	54.52
Vested	(702)	60.81
Forfeited	(214)	55.74
Outstanding at March 31, 2023	1,658	$55.08
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,893 and $1,229 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended March 31, 2023 and July 1, 2022, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Cost of revenues	$630	$467	$1,666	$1,348
Selling, general and administrative	7,577	6,845	20,732	20,438
Research and development	1,732	1,575	5,048	4,476
Stock-based compensation expense before tax	9,939	8,887	27,446	26,262
Income taxes	(2,684)	(2,399)	(7,410)	(7,091)
Stock-based compensation expense, net of income taxes	$7,255	$6,488	$20,036	$19,171
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED MARCH 31, 2023
Net revenues to unaffiliated customers	$252,945	$10,525	$9	$—	$263,479
Inter-geographic revenues	1,794	26	—	(1,820)	—
Net revenues	$254,739	$10,551	$9	$(1,820)	$263,479
THIRD QUARTER ENDED APRIL 1, 2022
Net revenues to unaffiliated customers	$243,100	$9,216	$759	$—	$253,075
Inter-geographic revenues	(729)	824	—	(95)	—
Net revenues	$242,371	$10,040	$759	$(95)	$253,075
NINE MONTHS ENDED MARCH 31, 2023
Net revenues to unaffiliated customers	$690,922	$29,708	$16	$—	$720,646
Inter-geographic revenues	1,873	398	—	(2,271)	—
Net revenues	$692,795	$30,106	$16	$(2,271)	$720,646
NINE MONTHS ENDED APRIL 1, 2022
Net revenues to unaffiliated customers	$666,336	$31,211	$921	$—	$698,468
Inter-geographic revenues	2,418	2,152	—	(4,570)	—
Net revenues	$668,754	$33,363	$921	$(4,570)	$698,468
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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Domestic(1)	$238,159	$227,254	$648,948	$603,094
International/Foreign Military Sales(2)	25,320	25,821	71,698	95,374
Total Net Revenue	$263,479	$253,075	$720,646	$698,468
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

The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Radar(1)	$83,853	$50,033	$180,968	$160,109
Electronic Warfare(2)	35,939	44,010	104,746	110,320
Other Sensor & Effector(3)	20,143	23,768	70,679	77,374
Total Sensor & Effector	139,935	117,811	356,393	347,803
C4I(4)	104,188	111,282	303,054	285,614
Other(5)	19,356	23,982	61,199	65,051
Total Net Revenue	$263,479	$253,075	$720,646	$698,468
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Components(1)	$53,187	$42,198	$130,263	$108,735
Modules and Sub-assemblies(2)	55,433	52,719	173,547	134,342
Integrated Subsystems(3)	154,859	158,158	416,836	455,391
Total Net Revenue	$263,479	$253,075	$720,646	$698,468
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
The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Airborne(1)	$126,674	$126,176	$364,968	$353,730
Land(2)	58,816	38,285	119,483	100,118
Naval(3)	39,961	42,725	104,900	116,938
Other(4)	38,028	45,889	131,295	127,682
Total Net Revenues	$263,479	$253,075	$720,646	$698,468
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
March 31, 2023	$116,212	$3,270	$—	$—	$119,482
July 1, 2022	$122,712	$4,476	$3	$—	$127,191
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Raytheon Technologies	18%	15%	14%	15%
Lockheed Martin Corporation	13%	*	14%	*
Northrop Grumman	11%	*	11%	*
U.S. Navy	*	14%	10%	15%
	42%	29%	49%	30%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarters and nine months ended March 31, 2023 and April 1, 2022.
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
In December 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury which was acquired in the Company’s acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment by the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, the Company may have for these matters.

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
PURCHASE COMMITMENTS
As of March 31, 2023, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $142,698.
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
On September 29, 2022, the Company terminated the initial Swap. At the time of termination, the fair value of the initial Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows. During the third quarter and nine months ended March 31, 2023, the Company amortized $339 and $678, respectively, of the gain, which is included within Other comprehensive income (loss).
Following the termination of the initial Swap the Company entered a new Swap agreement (“the Swap”) on September 29, 2022 with JPMorgan. The Swap fixes $300,000 of the total $511,500 existing borrowings of outstanding borrowings under the Revolver at a rate of 3.79%. As of March 31, 2023, the fair value of the hedge was a liability of $3,244 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of March 31, 2023, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
P.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of epidemics and pandemics such as COVID, effects of any U.S. Federal government shutdown or extended continuing resolution, effects of continued geopolitical unrest and regional conflicts, competition, inflation, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. Government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to performance quality issues or manufacturing execution issues, the impact of the COVID pandemic and supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings and value creation initiatives such as 1MPACT, or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, which difficulties may be enhanced by our announced strategic review initiative, including a potential sale of the Company, unanticipated challenges with the transition of the Company's Chief Financial Officer role, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2022. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of March 31, 2023, we had 2,537 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, net income, diluted net earnings per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended March 31, 2023 were $263.5 million, $5.2 million, $0.09, $0.40, and $43.5 million, respectively. Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the nine months ended March 31, 2023 were $720.6 million, $25.1 million, $(20.1) million, $(0.36), $0.89, and $110.3 million. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
Results of operations for the third quarters ended March 31, 2023 and April 1, 2022 include full period results from the acquisitions of Atlanta Micro, Inc (“Atlanta Micro”) and Avalex Technologies, LLC. (“Avalex”). Results of operations for the nine months ended March 31, 2023 and April 1, 2022 include only results from the acquisition date for Avalex and Atlanta Micro which were acquired on November 5, 2021 and November 29, 2021, respectively. Accordingly, the periods presented below are not directly comparable.
The third quarter ended March 31, 2023 compared to the third quarter ended April 1, 2022
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	March 31, 2023	As a % of Total Net Revenue	April 1, 2022	As a % of Total Net Revenue
Net revenues	$263,479	100.0%	$253,075	100.0%
Cost of revenues	173,190	65.7	153,321	60.6
Gross margin	90,289	34.3	99,754	39.4
Operating expenses:
Selling, general and administrative	44,626	16.9	39,261	15.5
Research and development	26,516	10.1	25,387	10.0
Amortization of intangible assets	12,809	4.9	16,077	6.4
Restructuring and other charges	2,778	1.1	6,348	2.5
Acquisition costs and other related expenses	1,606	0.6	2,726	1.1
Total operating expenses	88,335	33.6	89,799	35.5
Income from operations	1,954	0.7	9,955	3.9
Interest income	80	—	110	—
Interest expense	(6,711)	(2.5)	(1,664)	(0.7)
Other expense, net	(613)	(0.2)	(2,160)	(0.8)
(Loss) income before income taxes	(5,290)	(2.0)	6,241	2.4
Income tax (benefit) provision	(10,446)	(4.0)	2,102	0.8
Net income	$5,156	2.0%	$4,139	1.6%
REVENUES
Total revenues increased $10.4 million, or 4.1%, to $263.5 million during the third quarter ended March 31, 2023, as compared to $253.1 million during the third quarter ended April 1, 2022. These increases were driven by the components and modules and sub-assemblies product groupings which grew $11.0 million and $2.7 million, respectively, partially offset by decreases to integrated subsystems of $3.3 million. The increase in total revenue was primarily driven by an increase to the radar end application of $33.8 million, partially offset by decreases to electronic warfare, C4I, other end applications and other sensor and effector end applications which decreased $8.1 million, $7.1 million, $4.6 million and $3.6 million, respectively. The increase was primarily within the land platform which grew $20.5 million, partially offset by decreases across the other and naval platforms of $7.9 million and $2.8 million, respectively, during the third quarter ended March 31, 2023. The largest program increases were related to the LTAMDS, a secure processing program, F-16, a classified C4I program, and F-35 programs. There were no programs comprising 10% or more of our revenues for the third quarters ended March 31, 2023 or April 1, 2022.

GROSS MARGIN
Gross margin was 34.3% for the third quarter ended March 31, 2023, a decrease of 510 basis points from the 39.4% gross margin realized during the third quarter ended April 1, 2022. The lower gross margin was primarily driven by program mix as well as product and program execution challenges. Program mix was more heavily weighted towards development programs as compared to the prior period, which carry lower average gross margins as compared to production programs. These programs warrant higher engineering labor for customized development, production and service activities. The nature of these efforts results in lower margin content, but serve as pre-cursors to higher margin production awards. In addition, we experienced increased costs associated with certain development programs in the final stages of execution resulting in higher than expected labor and material charges in the period.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $5.3 million, or 13.7%, to $44.6 million during the third quarter ended March 31, 2023, as compared to $39.3 million in the third quarter ended April 1, 2022. The increase was primarily related to an increase in our 401(k) matching contributions from 3% to 6%, increased stock compensation expense of $0.7 million as well as an increase in headcount and salary rate increases.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.1 million, or 4.4%, to $26.5 million during the third quarter ended March 31, 2023, as compared to $25.4 million during the third quarter ended April 1, 2022. The increase during the third quarter ended March 31, 2023 was primarily due to headcount as we return to normalized resource levels following a period of higher attrition in the prior year. This increase was partially offset by increased CRAD of $4.2 million as a result of a higher mix of development programs during the third quarter ended March 31, 2023.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $3.3 million to $12.8 million during the third quarter ended March 31, 2023, as compared to $16.1 million during the third quarter ended April 1, 2022, primarily due to the backlog from our Avalex and Atlanta Micro acquisitions being fully amortized in fiscal 2023.
RESTRUCTURING AND OTHER CHARGES
During the third quarter ended March 31, 2023, we incurred $2.8 million of restructuring and other charges, as compared to $6.3 million during the third quarter ended April 1, 2022. Restructuring and other charges during the third quarter ended March 31, 2023 includes $2.0 million related to severance costs and $0.8 million of costs related to facility optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment. Restructuring and other charges during the third quarter ended April 1, 2022 primarily related to 1MPACT including $5.5 million of third party consulting costs, $0.8 million of facility optimization costs and $0.1 million related to severance costs.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.6 million during the third quarter ended March 31, 2023 as compared to $2.7 million during the third quarter ended April 1, 2022. The acquisition costs and other related expenses during the third quarter ended March 31, 2023 includes $1.3 million associated with the Board of Directors' review of strategic alternatives. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek opportunities to enhance shareholder value.
INTEREST EXPENSE
We incurred $6.7 million of interest expense during the third quarter ended March 31, 2023, as compared to $1.7 million during the third quarter ended April 1, 2022. The increase was driven by an increase in interest rate and higher average borrowings on our Revolver (the "Revolver"). As of the third quarter ended March 31, 2023, we had total borrowings of $511.5 million on our Revolver as compared to $451.5 million of total borrowings as of the third quarter ended April 1, 2022.
OTHER EXPENSE, NET
Other expense, net decreased to $0.6 million during the third quarter ended March 31, 2023, as compared to $2.2 million during the third quarter ended April 1, 2022. The third quarter ended March 31, 2023 includes $0.6 million of financing costs, litigation and settlement expenses of $0.3 million, partially offset by net foreign currency translation gains of $0.3 million. The third quarter ended April 1, 2022 includes $0.9 million of financing costs, net foreign currency translation losses of $0.6 million and $0.3 million of litigation and settlement expenses.

INCOME TAXES
We recorded an income tax (benefit) provision of $(10.4) million and $2.1 million on a (loss) income before income taxes of $(5.3) million and $6.2 million for the third quarters ended March 31, 2023 and April 1, 2022, respectively.
For the third quarter ended March 31, 2023, we calculated our U.S. income tax benefit using the discrete method which assumes the nine month period was the annual period as this was more appropriate given the facts and circumstances. We determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method. The tax benefit for the third quarter ended March 31, 2023 also includes a true-up to the prior quarters due to the change in methodology.
During the third quarter ended March 31, 2023, we concluded the income tax audit with the Internal Revenue Service for fiscal years 2016 through 2018 and recognized a tax benefit of $1.3 million related to a release of income tax reserves for unrecognized income tax benefits.
The effective tax rate for the third quarters ended March 31, 2023 and April 1, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes. The effective tax rate for the third quarter ended March 31, 2023 also differed from the federal statutory rate due to the release for previously unrecognized income tax benefits.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. We expect the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We estimate the cash impact from this provision to be approximately $30 million in fiscal 2023.
Nine months ended March 31, 2023 compared to the nine months ended April 1, 2022
The following table sets forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	March 31, 2023	As a % of Total Net Revenue	April 1, 2022	As a % of Total Net Revenue
Net revenues	$720,646	100.0%	$698,468	100.0%
Cost of revenues	471,302	65.4	423,083	60.6
Gross margin	249,344	34.6	275,385	39.4
Operating expenses:
Selling, general and administrative	128,626	17.8	113,027	16.2
Research and development	81,188	11.3	82,604	11.8
Amortization of intangible assets	40,919	5.7	45,813	6.6
Restructuring and other charges	6,355	0.9	22,424	3.2
Acquisition costs and other related expenses	5,043	0.7	7,524	1.1
Total operating expenses	262,131	36.4	271,392	38.9
(Loss) income from operations	(12,787)	(1.8)	3,993	0.5
Interest income	329	—	124	—
Interest expense	(17,848)	(2.5)	(3,353)	(0.4)
Other expense, net	(3,412)	(0.4)	(4,898)	(0.7)
Loss before income taxes	(33,718)	(4.7)	(4,134)	(0.6)
Income tax (benefit) provision	(13,619)	(1.9)	1,506	0.2
Net loss	$(20,099)	(2.8)%	$(5,640)	(0.8)%
REVENUES
Total revenues increased $22.2 million, or 3.2%, to $720.6 million during the nine months ended March 31, 2023, as compared to $698.5 million during the nine months ended April 1, 2022. The increase in total revenue was primarily due to additional acquired and organic revenues of $19.0 million and $3.2 million, respectively. The increase was driven by higher demand for modules and sub-assemblies and components which increased $39.2 million and $21.5 million, respectively, and was partially offset by a decrease in integrated subsystems of $38.6 million during the nine months ended March 31, 2023. The increase in total revenue was primarily from the radar and C4I end applications which increased $20.9 million and $17.4 million, respectively, and was partially offset by decreases of $6.7 million, $5.6 million and $3.9 million from other sensor and effector, electronic warfare and other end applications, respectively. The increase was primarily across the land, airborne and other platforms which grew $19.4 million, $11.2 million and $3.6 million, respectively, partially offset by a decrease to the naval platform of $12.0 million during the nine months ended March 31, 2023. The largest program increases were related to the LTAMDS, F-35, a secure processing program, F-16 and NDSA programs. There were no programs comprising 10% or more of our revenues for the nine months ended March 31, 2023 or April 1, 2022. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 34.6% for the nine months ended March 31, 2023, a decrease of 480 basis points from the 39.4% gross margin realized during the nine months ended April 1, 2022. The lower gross margin was primarily driven by program mix as well as product and program execution challenges. Program mix was more heavily weighted towards development programs as compared to the prior period, which carry lower average gross margins as compared to production programs. These programs warrant higher engineering labor for customized development, production and service activities. The nature of these efforts results in lower margin content, but serve as pre-cursors to higher margin production awards. In addition, we experienced increased costs associated with certain development programs in the final stages of execution resulting in higher than expected labor and material charges in the period. Program mix was also impacted by a customer funding delay on a large FMS sale. In connection with our 1MPACT facility optimization efforts, we are exiting certain facilities prior to contractual lease terms and consolidating operations across other existing sites. In addition, as part of our assessment of future benefits of certain long-lived assets, we identified an immaterial correction of an error in the useful lives assigned to certain leasehold improvements resulting in a cumulative adjustment to depreciation expense, which was recorded during the second quarter ended December 30, 2022.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $15.6 million, or 13.8%, to $128.6 million during the nine months ended March 31, 2023, as compared to $113.0 million during the nine months ended April 1, 2022. The increase was primarily related to a full period of the Avalex and Atlanta Micro acquisitions driving an incremental $1.9 million of expense, an increase in our 401(k) matching contributions from 3% to 6%, increased stock compensation expense of $0.3 million as well as an increase in headcount and salary rate increases.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.4 million, or 1.7%, to $81.2 million during the nine months ended March 31, 2023, as compared to $82.6 million during the nine months ended April 1, 2022. The decrease was primarily related to lower headcount as well as incremental CRAD of $9.4 million, partially offset by an increase in our 401(k) matching contributions from 3% to 6% during the nine months ended March 31, 2023.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $6.4 million during the nine months ended March 31, 2023, as compared to $22.4 million during the nine months ended April 1, 2022. Restructuring and other charges during the nine months ended March 31, 2023 primarily related to 1MPACT including $2.8 million of severance costs, $1.8 million of third party consulting costs, $1.8 million of costs for facility optimization efforts, including $1.3 million related to lease asset impairment. Restructuring and other charges during the nine months ended April 1, 2022 primarily related to $14.1 million of third party consulting costs associated with 1MPACT and $7.5 million of severance costs associated with the elimination of approximately 110 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. In addition, the nine months ended April 1, 2022 includes $0.8 million of costs for facilities optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $5.0 million during the nine months ended March 31, 2023, as compared to $7.5 million during the nine months ended April 1, 2022. The acquisition costs and other related expenses we incurred during the nine months ended March 31, 2023 were primarily related to $2.5 million for third party advisory fees in connection with engagements by activist investors and $1.3 million associated with the Board of Directors' review of strategic alternatives. Acquisition costs during the nine months ended April 1, 2022 were primarily related to the acquisitions of Avalex and Atlanta Micro as well as $2.7 million for third party advisory fees in connection with engagements by activist investors. We expect to continue to incur such acquisition costs and other related expenses in the future as we continue to seek opportunities to enhance shareholder value.
INTEREST EXPENSE
We incurred $17.8 million of interest expense during the nine months ended March 31, 2023, as compared to $3.4 million during the nine months ended April 1, 2022. The increase was driven by an increase in interest rate and additional borrowings on our Revolver as compared to the nine months ended April 1, 2022. As of the nine months ended March 31, 2023, we had total borrowings of $511.5 million on our Revolver as compared to $451.5 million of total borrowings as of the nine months ended April 1, 2022.
OTHER EXPENSE, NET
Other expense, net decreased $1.5 million to $3.4 million during the nine months ended March 31, 2023 as compared to $4.9 million during the nine months ended April 1, 2022. There was $1.7 million of both financing costs and litigation and settlement costs, respectively, during the nine months ended March 31, 2023. There was $2.1 million of financing costs, $1.3 million of net foreign currency translation losses and $1.2 million of litigation and settlement expenses during the nine months ended April 1, 2022.
INCOME TAXES
We recorded an income tax (benefit) provision of $(13.6) million and $1.5 million on a loss before income taxes of $33.7 million and $4.1 million for the nine months ended March 31, 2023 and April 1, 2022, respectively.
For the nine months ended March 31, 2023, we calculated our U.S. income tax benefit using the discrete method which assumes the nine month period was the annual period as this was more appropriate given the facts and circumstances. We determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method. The tax benefit for the third quarter ended March 31, 2023 also includes a true-up to the prior quarters due to the change in methodology.
During the nine months ended March 31, 2023, we concluded our income tax audit with the Internal revenue service for fiscal years 2016 through 2018 and recognized a tax benefit of $3.7 million related to a release of income tax reserves for unrecognized income tax benefits. During the nine months ended March 31, 2023 and April 1, 2022, we recognized a tax provision of $1.7 million and $0.9 million related to stock compensation shortfalls, respectively.
The effective tax rate for the nine months ended March 31, 2023 and April 1, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the nine months ended March 31, 2023 also differed from the federal statutory rate due to the release of income tax reserves for unrecognized income tax benefits.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. We expect the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We estimate the cash outflow from this provision to be approximately $30 million in fiscal 2023.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of March 31, 2023, we had a total of approximately $1.0 billion available to us on the Revolver, less outstanding borrowings of $511.5 million. See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. We factored accounts receivable and incurred factoring fees of approximately $24.5 million and $0.3 million, respectively, for the nine months ended March 31, 2023. We did not factor any accounts receivable or incur any factoring fees for the nine months ended April 1, 2022.
CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	March 31, 2023	April 1, 2022
Net cash (used in) provided by operating activities	$(33,864)	$566
Net cash used in investing activities	$(29,800)	$(265,945)
Net cash provided by financing activities	$62,330	$243,638
Net decrease in cash and cash equivalents	$(1,213)	$(22,145)
Cash and cash equivalents at end of period	$64,441	$91,694
Our cash and cash equivalents decreased by $1.2 million from July 1, 2022 to March 31, 2023, primarily as the result of $33.9 million used in operating activities and $30.0 million invested in purchases of property and equipment, partially offset by $60.0 million of net borrowings on our Revolver and $2.4 million of proceeds from employee stock plans.
Operating Activities
During the nine months ended March 31, 2023, we had an outflow of $33.9 million in cash from operating activities compared to $0.6 million generated in cash from operating activities during the nine months ended April 1, 2022. The decrease was primarily due to higher outflows for inventory to support customer delivery schedules for existing and future awards. During the quarter, we experienced some stabilization of the supply chain with more timely receipts of material resulting in higher than expected outflows for inventory. The decrease was also driven by higher unbilled receivables and costs in excess of billings as a result of development program execution delays as well as certain long lead materials required to progress programs to the next billing milestone. These decreases were partially offset by additional deferred revenues and customer advances. Cash paid for interest and income taxes during the nine months ended March 31, 2023 also increased by $16.3 million and $6.9 million, respectively, as compared to the nine months ended April 1, 2022 further contributing to the decrease.

Investing Activities
During the nine months ended March 31, 2023, we invested $29.8 million, a decrease of $236.1 million, as compared to $265.9 million during the nine months ended April 1, 2022 primarily driven by the acquisitions of Avalex and Atlanta Micro. The decrease was also driven by $3.4 million less other investing activities, partially offset by $10.5 million higher purchases of property and equipment as compared to the nine months ended April 1, 2022.
Financing Activities
During the nine months ended March 31, 2023, we had $60.0 million of net borrowings on our Revolver as compared to $251.5 million of net borrowings during the nine months ended April 1, 2022. We also had $0.1 million of cash payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with the annual vesting of restricted stock awards, as compared to $7.7 million in the nine months ended April 1, 2022. The decrease in the payments related to the purchase and retirement of common stock used to settle individual employees’ tax liabilities associated with vesting of restricted stock awards is due to a change in our incentive stock plan tax withholding methods.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 31, 2023:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$142,698	$142,698	$—	$—	$—
Operating leases	94,441	14,013	26,914	23,818	29,696
	$237,139	$156,711	$26,914	$23,818	$29,696
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $142.7 million at March 31, 2023.
We have a liability at March 31, 2023 of $4.9 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income (loss)	$5,156	$4,139	$(20,099)	$(5,640)
Other non-operating adjustments, net	(337)	938	(3)	1,581
Interest expense, net	6,631	1,554	17,519	3,229
Income tax (benefit) provision	(10,446)	2,102	(13,619)	1,506
Depreciation	11,084	8,388	33,908	24,208
Amortization of intangible assets	12,809	16,077	40,919	45,813
Restructuring and other charges	2,778	6,348	6,355	22,424
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	2,012	3,497	6,185	9,245
Fair value adjustments from purchase accounting	178	16	179	(1,715)
Litigation and settlement expense, net	366	320	1,741	1,202
COVID related expenses	1	182	62	639
Stock-based and other non-cash compensation expense	13,229	8,935	37,172	26,400
Adjusted EBITDA	$43,461	$52,496	$110,319	$128,892
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

The following tables reconcile net income (loss) and diluted earnings (loss) per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	March 31, 2023		April 1, 2022
Net income and earnings per share	$5,156	$0.09	$4,139	$0.07
Other non-operating adjustments, net	(337)		938
Amortization of intangible assets	12,809		16,077
Restructuring and other charges	2,778		6,348
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	2,012		3,497
Fair value adjustments from purchase accounting	178		16
Litigation and settlement expense, net	366		320
COVID related expenses	1		182
Stock-based and other non-cash compensation expense	13,229		8,935
Impact to income taxes(1)	(13,637)		(8,248)
Adjusted income and adjusted earnings per share	$22,555	$0.40	$32,204	$0.57

Diluted weighted-average shares outstanding		56,896		56,027
(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items. The Company continues to calculate the adjusted income tax provision using the AETR method.

	Nine Months Ended
(In thousands, except per share data)	March 31, 2023		April 1, 2022
Net loss and loss per share	$(20,099)	$(0.36)	$(5,640)	$(0.10)
Other non-operating adjustments, net	(3)		1,581
Amortization of intangible assets	40,919		45,813
Restructuring and other charges	6,355		22,424
Impairment of long-lived assets	—		—
Acquisition and financing costs	6,185		9,245
Fair value adjustments from purchase accounting	179		(1,715)
Litigation and settlement expense, net	1,741		1,202
COVID related expenses	62		639
Stock-based and other non-cash compensation expense	37,172		26,400
Impact to income taxes(1)	(21,867)		(23,221)
Adjusted income and adjusted earnings per share(2)	$50,644	$0.89	$76,728	$1.38

Diluted weighted-average shares outstanding		56,653		55,780

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items. The Company continues to calculate the adjusted income tax provision using the AETR method.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the nine months ended March 31, 2023 and April 1, 2022, respectively.

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
The following table reconciles cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net cash (used in) provided by operating activities	$(3,217)	$(4,252)	$(33,864)	$566
Purchase of property and equipment	(9,446)	(6,072)	(29,950)	(19,476)
Free cash flow	$(12,663)	$(10,324)	$(63,814)	$(18,910)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the third quarters and nine months ended March 31, 2023 and April 1, 2022, respectively:

(In thousands)	March 31, 2023	As a % of Total Net Revenue	April 1, 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$263,479	100%	$253,075	100%	$10,404	4%
Acquired revenue	—	—%	—	—%	—	100%
Total revenues	$263,479	100%	$253,075	100%	$10,404	4%

(In thousands)	March 31, 2023	As a % of Total Net Revenue	April 1, 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$695,578	97%	$692,424	99%	$3,154	—%
Acquired revenue	25,068	3%	6,044	1%	19,024	100%
Total revenues	$720,646	100%	$698,468	100%	$22,178	3%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 1, 2022 to March 31, 2023.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury which was acquired in our acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. It is too early to determine what responsibility, if any, we may have for these matters.
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 9, 2023.

MERCURY SYSTEMS, INC.

By:	/S/ MICHELLE M. MCCARTHY
Michelle M. McCarthy
Senior Vice President,
Chief Accounting Officer, Chief Financial Officer (interim) and Treasurer (interim)