Form 10-K
period 2023-06-30
MERCURY SYSTEMS INC
filed 2023-08-15
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240. 10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.6 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2023: 58,189,929 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
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
All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021. There have been no reclassifications of prior comparable periods due to this change.

ITEM 1.BUSINESS
Our Company
Mercury Systems, Inc. is a technology company that delivers processing power for the most demanding aerospace and defense missions. Headquartered in Andover, Massachusetts, our end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise our platform include signal solutions, display, software applications, networking, storage and secure processing. Our innovative solutions are mission-ready, software-defined and open and modular, meeting our customers’ cost and schedule needs today by allowing them to use or modify our products to suit their mission. Customers access our solutions via the Mercury Processing Platform, which encompasses the broad scope of our investments in technologies, companies, products, services and the expertise of our people. Ultimately, we connect our customers to what matters most to them. We connect commercial technology to defense, people to data and partners to opportunities. At the most human level, we connect what we do to our customers’ missions; supporting the people for whom safety, security and protecting freedom are of paramount importance.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, robust portfolio of proven product solutions, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.
Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications on time constraints that matter. Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis of sales and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
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
Our consolidated revenues, acquired revenues, net loss, diluted loss per share, adjusted earnings per share (“adjusted EPS”) and adjusted EBITDA for fiscal 2023 were $973.9 million, $25.1 million, $(28.3) million, $(0.50), $1.00 and $132.3 million, respectively. Our consolidated revenues, acquired revenues, net income, earnings per share ("EPS"), adjusted EPS and adjusted EBITDA for fiscal 2022 were $988.2 million, $6.0 million, $11.3 million, $0.20, $2.19 and $200.5 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
1MPACT
On August 3, 2021, Mercury announced a companywide effort, called 1MPACT, to lay the foundation for the next phase of the Company’s value creation at scale. Since fiscal year 2014, Mercury has completed 15 acquisitions, deploying $1.4 billion of capital and, as a result, dramatically scaled and transformed the business. Over this time, the Company has extracted substantial revenue and cost synergies from each of these individual acquisitions. The goal of 1MPACT is to achieve Mercury's full growth, margin expansion, adjusted EBITDA and free cash flow potential over the next five years.
1MPACT was always intended to be a multi-year journey where Mercury builds on its operational competence until the behaviors and practices that came with 1MPACT simply become the way Mercury operates. On July 18, 2023, Mercury executed the planned evolution of our 1MPACT value creation initiative, embedding the processes and execution of 1MPACT into our Execution Excellence organization. The 1MPACT office has concluded its responsibilities, having successfully incorporated the principles behind 1MPACT into how Mercury thinks about continuous improvement at all levels of the organization.
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
Our ability to continue to improve our performance and deliver results demands we all align around the few actions that unlock the intrinsic value in the business. As such, we will focus on four areas that unlock our capacity to create value and reinvest for growth:
1.Delivering Predictable Results – Continuous improvement in the performance of our programs, transition our challenged development programs into production and mature our management systems and processes.
2.Building a Thriving Organic Growth Engine – Create a growth engine that is consistently bidding and winning new contracts to drive industry leading organic growth.
3.Expanding Margins – Drive comprehensive cost management efforts corporate-wide including improvement in gross margins across all programs, facilitating clearer accountability and streamlining our structure and processes.
4.Driving Cash Release – Enhance our cash flow conversion, including improvements in delivery and collection.
Our strategies are built around our key strengths as a leading commercial technology company serving the aerospace and defense industry. Our strategies include innovation and investment in scaling existing capabilities, as well as augmenting our capabilities through an acquisition strategy designed to focus on adjacent technologies. We believe our investment in R&D is more than double that of our competitors on a percentage of sales. Our consistent strategies allow us to assist our customers, mostly defense prime contractors, to reduce program cost, minimize technical risk, stay on schedule and on budget and ensure trust and security in the supply chain. As a result, we have successfully penetrated strategic programs including Aegis, Patriot, Lower Tier Air & Missile Defense Sensor ("LTAMDS"), Surface Electronic Warfare Improvement Program (“SEWIP”), Terminal High Altitude Area Defense ("THAAD"), Predator, F-35, Reaper, F-18, F-16 SABR, E2-D Hawkeye, Paveway, Filthy Buzzard, PGK, P-8, Advanced Integrated Defensive Electronic Warfare Suite (“AIDEWS”), Common Display System (“CDS”), Aviation Mission Common Server ("AMCS") and WIN-T.
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
We have added capabilities, through both M&A and investment in organic growth, both horizontally – in adjacent markets – and vertically – adding more content. For example:
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
Since July 2015, we have added substantial capabilities to our technology portfolio including: embedded security, with the acquisitions of Lewis Innovative Technologies Inc. (“LIT”), custom microelectronics, RF and microwave solutions and embedded security, with the carve-out acquisition from Microsemi Corporation (the “Carve-Out Business”), The Athena Group, Inc. (“Athena”), Delta Microwave, LLC (“Delta”), Syntonic Microwave LLC (“Syntonic”), Pentek Technologies, LLC and Pentek Systems, Inc. (collectively, “Pentek”) and Atlanta Micro, Inc. (“Atlanta Micro”); mission computing, safety-critical avionics and platform management and large area display technology with the CES Creative Electronic Systems, S.A. (“CES”), Richland Technologies, L.L.C. (“RTL”), GECO Avionics, LLC (“GECO”), American Panel Corporation (“APC”), Physical Optics Corporation (“POC”) and Avalex Technologies, LLC. (“Avalex”) acquisitions; and rugged servers, computers and storage systems with the acquisitions of Themis Computer (“Themis”) and Germane Systems, LC (“Germane”).
We believe we have built the most trusted, proven, contemporary portfolio of solutions and sub-systems that are purpose-built to meet or exceed our customers’ most pressing high-tech needs. We are investing in mission-critical processing technologies embedded into the Mercury Processing Platform:
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
Our Solutions and Products
We deliver technology at the intersection of the high-tech and defense industries. The Mercury difference is driven by key “differentiators” we promise to deliver to all of our customers: Mission-Ready; Trusted and Secure; Software-Defined; and Open and Modular.
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

•Software-Defined: Software enabled hardware for future proofing, rapid scaling, ease of maintenance and affordability. Flexible hardware architectures that are reconfigurable and upgradeable with software to extend the life of our systems and the platforms they are deployed on. Our model-based systems engineering (“MBSE”) design approach aims to significantly decrease the time and cost involved in developing and deploying military and aerospace platforms.
•Open and Modular: “Plug and play”, upgradeable and scalable. A modular, open, systems architecture (“MOSA”) approach to system design maximizes technology reuse to dramatically reduce development time and cost. This open systems approach mitigates obsolescence risk while emphasizing commonality, interoperability and sustainability across platforms and domains.
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
Our products are typically compute-intensive and require extremely high bandwidth and high throughput. These systems often must also meet significant size, weight and power (“SWaP”) constraints for use in aircraft, unmanned aerial vehicles (“UAVs”), ships and other platforms and be ruggedized for use in harsh environments. They are primarily used in both commercial aerospace applications, such as communications and ground radar air traffic control, as well as advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, command, control, communication and information systems, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
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
To address the current challenges facing the warfighter, our government and defense prime contractors, we have developed a new product architecture that supports a more dynamic, iterative, spiral development process by leveraging open architecture standards and leading-edge commercial technologies and products. Our open architecture is carried throughout our entire product line from the very small form-factor subsystems to the high-end, where ultimate processing power and reliability is of paramount importance to the mission. Our commercially-developed product capabilities cover the entire intelligence, surveillance and reconnaissance (“ISR”) spectrum from acquisition and digitization of the signal, to processing of the signal, through the exploitation and dissemination of the information. We work continuously to improve our hardware technology with an eye toward optimization of SWaP demands.
We partner with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Intel® server-class processing products, AMD Field Programmable Gate Arrays (“FPGA”), as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core capabilities, the SWaP constraints inherent in high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in fanless compact rugged subsystems, we introduced a key technology called Air Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so server-class processors can perform at maximum designed power limits. In environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology allows maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and electronic warfare capabilities in military platforms.
Embedded systems security has become a requirement for new and emerging military programs and our security solutions are a critical differentiator from our traditional competition. These security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on DoD program protection security requirements. Finally, our built-in security framework creates higher product differentiation, and drives greater program velocity, while lowering risk.
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

Recent Acquisitions
Since 2015 we have acquired and integrated 15 businesses. These acquisitions have expanded Mercury’s technology portfolio with capabilities such as digital signal processing products, high-performance RF modules and components, rugged avionics and electronics, and safety-certifiable subsystems. The five acquisitions completed since July 1, 2019 are shown below.

Name of Acquired Entities	Date of Acquisition
American Panel Corporation	September 23, 2019
Physical Optics Corporation	December 30, 2020
Pentek Systems, Inc. and Pentek Technologies, LLC	May 27, 2021
Avalex Technologies, LLC	November 5, 2021
Atlanta Micro, Inc.	November 29, 2021
Our Market Opportunity
Our market opportunity is defined by the growing demand for domestically designed, sourced and manufactured electronics for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically as it relates to C4I systems, sensors and EW; and commercial markets, which include aerospace communications and other computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the Carve-Out Business, Delta, Syntonic, Pentek and Atlanta Micro further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES, RTL, GECO, APC, POC and Avalex acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the rugged server business. Our organic investments as well as the acquisitions of LIT, the Carve-Out Business and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, Switzerland is helping to open more opportunities in international markets.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:
•The aerospace and defense electronics market is expected to grow in 2023 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of June 2023, the global aerospace and defense electronics market is estimated to be $148 billion in 2023, growing to $199 billion by 2028. Within this global market, RSA estimates that the total Tier 2 defense electronics market, which Mercury participates in, was approximately $48 billion in 2023, and will grow to $67 billion in 2028. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as EW, radar, EO/IR and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimated the market for 2023 to be $7.7 billion for platform and mission management, $9.7 billion for C2I and $10.2 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2023-2028 for these markets to be 5.9% for platform and mission management, 6.6% for C2I and 6.9% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimated the market for 2023 to be $6.0 billion for EW, $6.6 billion for radar, $2.7 billion for EO/IR, $1.4 billion for acoustics and $3.9 billion for weapons systems. RSA estimates the 2023-2028 CAGR for these markets to be 6.7% for EW, 6.5% for radar, 7.6% for EO/IR, 6.8% for acoustics and 8.4% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, EW, guided missiles and precision munitions and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to return to our above industry-average growth.
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
•A greater percentage of the value associated with future defense platforms will be driven by electronic systems content, and upgrades to existing platforms will focus on sensors, signal processing, sensor algorithms, multi-intelligence fusion and exploitation and computing and communications capability – all areas where Mercury participates. These trends remain favorable in our view and the demand environment is improving due to urgent needs for warfighting capability at a more rapid pace than traditional defense prime contractors can easily react to, as demonstrated by our strong bookings and design wins, in fiscal 2023. We believe that our addressable market continues to increase, driven in large part by our strategic move into mission systems and potential to deliver innovative processing solutions at chip scale, and that primes will increasingly seek out our high-performance, cost-effective open architecture products.
•Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2023 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury was approximately $25 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. On a global basis the Tier 2 embedded computing and RF market in 2023 was estimated by RSA to be $48 billion. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a merchant supplier of commercial technologies to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale and stability in addition to the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers. These factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.
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

•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In May 2023, DoD’s National Defense Science and Technology Strategy listed microelectronics among its critical technology areas for investment. DoD’s FY23 budget requested $3.3 billion to fund microelectronics research and development initiatives, a historically large increase in funding. Congress’ passage of the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) act in August 2022, which will provide $2 billion for defense microelectronics, further amplifies the U.S. government’s commitment to reinforcing the U.S. semiconductor supply chain. We believe Mercury is the leading provider of commercially developed silicon purpose-built for the specific requirements of aerospace and defense customers. This capability began with our 2016 acquisition of the Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging, most notably our announced $15 million capital investment in fiscal year 2020 to expand our trusted custom microelectronics business in Phoenix, Arizona, to bring cutting-edge commercial silicon to the DoD. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
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
•Diverse Mix of Stable, Growth Programs Aligned with DoD Funding Priorities. Our products and solutions have been deployed on more than 300 different programs and over 25 different defense prime contractors. We serve high priority markets for the DoD and foreign militaries, such as UAVs, ballistic missile defense, guided missiles and precision munitions, airborne reconnaissance, electronic warfare and have secured positions on mission-critical programs including Aegis, Predator and Reaper UAVs, F-35 Joint Strike Fighter, LTAMDS, Patriot missile, SEWIP and Paveway. In addition, we consistently leverage our technology and capabilities across multiple programs, providing significant operating leverage and cost savings. Our acquisitions allow us to participate in a broader array of programs, many with key strategic customers of ours.
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
•We are pioneering a next generation defense business model. The DoD and the defense industrial base is currently undergoing a major transformation. Domestic political and budget uncertainty, geopolitical instability and evolving global threats have become constants. The defense budget remains under pressure and R&D and technology spending are often in budgetary competition with the increasing costs of military personnel requirements, health care costs and other important elements within the DoD and the federal budget generally. Finally, defense acquisition reform calls for the continued drive for innovation and competition within the defense industrial base, while also driving down acquisition costs. Our approach is built around a few key pillars:
•The mission-ready products in our portfolio can be incorporated into aerospace and defense platforms in their standard commercial forms or customized to meet unique program requirements.
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
•We have invested in advanced, domestic design and manufacturing capabilities. We have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern AMCs as well as the establishment of our USMO in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable and redundant tools and equipment to promote quality, efficiency, throughput and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama, Phoenix, Arizona and Torrance, California are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our USMO is built around scalable, repeatable, secure, affordable and predictable manufacturing. The USMO is a IPC1791 certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The USMO is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
•Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our top customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation (formerly known as Raytheon Technologies) and the U.S. Navy. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.
•Operational Execution Experience. The members of our leadership team possess extensive expertise within the aerospace, defense, and technology industries. Their collective history of building management systems and processes has consistently proven to successfully scale and grow a business to enhance overall returns. They also bring experience in effectively implementing operational transformations that deliver strong results and drive long-term value creation. Our leadership team is focused on operational execution, including setting clear priorities, developing the appropriate processes and systems, and delivering results. We are focused on four priorities to unlock capacity to create value and reinvest for growth. They include: delivering predictable results, build a thriving growth engine, expanding margins, and driving cash release. We are confident that we have assembled the necessary expertise to continue to grow and scale our business.
•Mature M&A Origination and Execution Capability. We have a strong track-record of identifying and executing strategic acquisitions. Since July 1, 2015 we have acquired 15 businesses, which are strategically aligned with Mercury, successfully completing integration of the earlier acquired businesses with the integration of the more recent acquisitions progressing well. We have established an internal team that brings decades of experience across more than 100 transactions. We have developed internal processes to identify and source strategic acquisitions on a proprietary basis and negotiated directly with owners on a number of acquisitions. Our internal capabilities include financial, legal and other transaction diligence, deal valuation and deal negotiations.
•Proven M&A Integration Capability. We have developed the internal processes and capability to integrate acquired businesses to deliver value through revenue and cost synergies. Overseen by our Execution Excellence organization, we leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.
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
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, microelectronics, platform management and other safety-critical applications. Total expenditures for research and development amounted to $108.8 million, $107.2 million and $113.5 million in fiscal years 2023, 2022 and 2021, respectively. As of June 30, 2023, we had 918 employees, including hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our sales are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display system and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in an AS9100 quality system-certified facility while our USMO facility is an IPC1791 certified and DMEA-certified trusted manufacturing facility and is primarily focused on advanced secure system-on-chip design, assembly, packaging and test. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Hudson, New Hampshire and Chantilly, Virginia locations are IPC1791 and AS9100 quality systems-certified facility. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Geneva, Switzerland facility, the headquarters of Mercury's European operations, provides electronic design and manufacturing, maintenance and support services and is AS9100 and EASA Part 145 quality systems-certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our USMO and Geneva facilities have the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems’ manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include a supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
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
The Hudson, New Hampshire, West Caldwell, New Jersey and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and subsystems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our Alpharetta, Georgia facility offers active matrix liquid crystal display systems which enhances the highly sophisticated man/machine interface. Our facility in Torrance, California is an AS9100 and AS9110C facility that offers Avionics Safety-Certifiable subsystems. Our facility in Upper Saddle River, New Jersey is ISO 9001:2015 certified and offers digital signal processing products. Our facility in Gulf Breeze, Florida is AS9100 certified and offers rugged avionics and electronics. Our facility in Norcross, Georgia is AS9100 certified and offers RF and microwave products.
Although we generally use standard parts and components for our products, certain components, including custom designed ASICs, static random access memory, FPGAs, microprocessors and other third party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources.
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
Intellectual Property and Proprietary Rights
We hold a broad collection of intellectual property rights to protect our proprietary technology and our brand. This includes patents, designs, copyrights, trademarks and trade secrets in the U.S. and various foreign countries. Although we believe the ownership of such intellectual property rights is an important factor in differentiating our business and that our success depends in part on such ownership, we rely primarily on the innovation skills and technical expertise of our employees.
We regularly file patent and trademark applications and continuations to protect innovations arising from our research and development. We also rely on a combination of trade secret, copyright and trademark laws, as well as contractual agreements, to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees and consultants and nondisclosure agreements with our customers and vendors.
We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties. Some of our products are designed to include intellectual property owned by third parties. It may be necessary in the future to seek or renew licenses to various aspects of our products, processes and services.
Over time, we have accumulated a meaningful portfolio of issued and registered intellectual property rights. No single intellectual property right is solely responsible for protecting our products, processes and services. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products, processes and services.
Backlog
As of June 30, 2023, we had a backlog of orders aggregating approximately $1,139.8 million, of which $716.4 million is expected to be recognized as revenue within the next twelve months. As of July 1, 2022, backlog was approximately $1,037.7 million. Our backlog is comprised of accepted purchase orders for which a majority are fully funded. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Employees
At June 30, 2023, we employed a total of 2,596 people excluding contractors, including 918 in research and development, 154 in sales and marketing, 1,158 in manufacturing and customer support and 366 in general and administrative functions. We have 140 employees located in Europe and 2,456 located in the United States. We also use contractors on an as-needed basis.
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

•Employee Overview: As of June 30, 2023, we had 2,596 employees around the globe. Our primary operations are in the U.S. with 2,456 employees and we operate offices in 11 states. Mercury also has operations in Europe and Canada. No employees are covered by any collective bargaining or similar agreements.
•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. During the past fiscal year, four of our products were recognized among the most innovative solutions in aerospace and defense products and systems by the judges of the 2022 Military & Aerospace Electronics Innovators Awards program, marking the seventh consecutive year in which we have been recognized. Our investment in our employees extends to our workplaces. For fiscal 2023, we invested over $38.8 million to upgrade our locations to world-class facilities. We also encourage employees to give back to our communities.
We regularly seek employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team and people leaders across the Company. Participation in our most recent employee engagement survey in April 2023 remained strong at 76%.
•Training and Development: Life-long learning is encouraged at Mercury through our offering of LinkedIn Learning, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists, with our internship and co-op programs. We offer a two-year engineering rotational program to recent graduates in electrical, firmware, software, RF and systems engineering disciplines. During the program, employees gain insight and experience rotating through multiple business units and engineering disciplines and upon program completion are matched with a position. Mercury also has formal programs to further develop our leaders, at various levels: Mentor Programs, Mercury Managers Matter (for manager- and director-level employees); and Managing at Mercury (for supervisors, team leaders and new managers)
•Pay and Benefits: We seek competitiveness and fairness in total compensation with reference to external pay data and internal equity. We also offer a variety of well-being programs to support our employees and their families with healthy living. These programs include paid time off, paid parental leave, health insurance coverage, voluntary benefits (including pet insurance and caregiver support), company contributions to retirement savings and employee assistance and work-life programs. In addition, we offer employees less traditional benefits to support employee well-being such as access to fitness and meditation apps, as well as an online platform through which employees participate in healthy living challenges and earn financial rewards.
•Environmental, Health and Safety: On our Website, we disclose environmental stewardship, quality and safety information, including OSHA injury data. We received a AAA MSCI ESG during 2021 and 2022, placing us in the top 3% of their ratings group for aerospace and defense.
•Diversity, Equity & Inclusion: Our Website discloses detailed workplace data surrounding our gender diversity, racial/ethnic diversity and turnover data. As of June 30, 2023, women and racially/ethnically diverse employees represented 29% and 43%, respectively, of Mercury’s workforce. Development of a diverse talent pipeline is a business imperative at Mercury and critical to our ability to drive innovation and improve long-term results. We have established relationships with job networks and educational institutions to proactively attract a diverse pool of talent. Our employees are afforded opportunities to cultivate diversity, equity and inclusion both within Mercury and our industry. For example, Mercury sponsors, and our leaders participate in, the annual Simmons Leadership Conference which has the goal of preparing the next generation of female leaders and furthering equality in the workplace. Mercury has conducted pay equity assessments and made adjustments to pay levels for employees in protected classes, as appropriate, as a result of such assessments.
Customers
RTX Corporation comprised 14%, 14%, and 19% of our revenues in each of the fiscal years 2023, 2022 and 2021, respectively. Lockheed Martin comprised 13%, 10%, and 15% of our revenues in each of the fiscal years 2023, 2022 and 2021, respectively. The United States Navy comprised less than 10%, 14% and 12% of our revenues in fiscal years 2023, 2022 and 2021, respectively. Northrop Grumman accounted for 11% of our revenues in fiscal 2023 and less than 10% in fiscal years 2022 and 2021, respectively. While sales to each of these customers comprise 10% or more of our annual revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2023, 2022 and 2021, we had no single program that represented 10% or more of our revenues.
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
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 98%, 97% and 98% of our total net revenues in fiscal years 2023, 2022, and 2021, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2024 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities toward non-defense budget items could adversely impact our revenues and increase uncertainty in our business and financial planning.
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
We have experienced considerable price inflation in our costs for labor and materials during recent years, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing firm fixed price commercial item contracts and we may only be able to recoup a portion of our increased costs under our reimbursement-type contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine continues to adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cyber security, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.
The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2023, RTX Corporation accounted for 14% of our total net revenues, Lockheed Martin Corporation accounted for 13% of our total net revenues, and Northrop Grumman accounted for 11% of our total net revenues. In fiscal 2022, RTX Corporation accounted for 14% of our total net revenues, the U.S. Navy accounted for 14% of our total net revenues and Lockheed Martin Corporation accounted for 10% of our total net revenues. In fiscal 2021, RTX Corporation accounted for 19% of our total net revenues, Lockheed Martin Corporation accounted for 15% of our total net revenues and the U.S. Navy accounted for 12% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe the F-35, Filthy Buzzard & Badger, F/A-18, LTAMDS, THAAD and Aegis programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities. The emergence of commodity-type products as acceptable substitutes for certain of our products may cause customers to delay purchases or seek alternative solutions.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, and evolving industry standards. Competitors may be able to offer more attractive pricing, develop products with performance features that are superior to our products, or offer higher quality or superior on time delivery, resulting in reduced demand for our products. Recently, our on-time delivery has suffered due in part to supply chain volatility and unanticipated supplier decommits. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors in our markets could result in the loss of existing customers or programs and may have a negative impact on our ability to win future business. Perceptions of Mercury as a high-cost provider or for late deliveries could cause us to lose existing customers or programs or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.

Our products are often designed for operating under physical constraints such as limited space, weight, and electrical power. Furthermore, these products are often designed to be “rugged,” that is, to withstand enhanced environmental stress such as extended temperature range, shock, vibration, and exposure to sand or salt spray. Historically these requirements have often precluded the use of less expensive, readily available commodity-type systems typically found in more benign non-military settings. With continued microprocessor evolution, low-end systems could become adequate to meet the requirements of an increased number of the lesser-demanding applications within our target markets. Commercial server manufacturers and other low-end single-board computer, or new competitors, may attempt to penetrate the high-performance market for aerospace and defense electronics systems. Factors that may increase the acceptability of commodity-type products in some aerospace and defense platforms include improvements in the physical properties and durability of such alternative products, combined with the relaxation of physical and ruggedness requirements by the military due to either a reevaluation of those requirements or the installation of products in a more highly environmentally isolated setting. These developments could negatively impact our revenues and have a material adverse effect on our business and operating results.
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
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on key vendors such as Xilinx, Inc., Intel Corporation and Microsemi for Field Programmable Gate Arrays (“FPGA”), on NXP Semiconductor for Application-Specific Integrated Circuits (“ASICs”), Intel Corporation and NXP Semiconductor for processors, Micron Technology, Inc. for specific memory products and in general any sole-source microelectronics suppliers. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity, and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. There can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors. In addition, our industry, along with many others, is continuing to face a shortage of semiconductors as well as extended lead times. We have experienced and are experiencing meaningful levels of semiconductor impact. The continuing shortage of semiconductors and other key components can cause a significant disruption to our production schedule. Unprecedented material lead times and supplier decommits have increased volatility in our operating and financial results, including lower revenue and higher inventory and unbilled receivables, as well as decreased cash flow. Carrying increased levels of inventory also increases our potential risk of future inventory obsolescence.

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
We market and sell products in international markets and have sales offices and manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain, the United Kingdom and Canada. Revenues from international operations accounted for 5%, 4% and 5%, of our total net revenues in fiscal 2023, 2022 and 2021, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
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
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at June 30, 2023. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 30, 2023, we had a liability of $4.2 million in Other non-current liabilities representing the net under-funded status of the Plan.
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA, and the anti-corruption laws of the countries in which we operate. Those laws generally prohibit the giving of anything of value to win business. The FCPA also generally requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company and prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Under these anti-corruption laws, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of international applicable anti-corruption laws, governmental authorities in the United States or the countries in which we operate could seek to impose civil and criminal penalties, or restrict or limit our ability to do business, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Our business is characterized by the need for continued investment in R&D. If we fail to invest sufficiently in R&D, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain spending levels in this area and the difficulty in reducing costs associated with R&D, our operating results could be materially harmed if our R&D efforts fail to result in new products or if revenues fall below expectations. As a result of our commitment to invest in R&D, spending levels of R&D expenses as a percentage of revenues may fluctuate in the future. In addition, defense prime contractors could increase their requirement for subcontractors, like us, to increase their share in the R&D costs for new programs and design wins.
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
•delays in shipping hardware and software or licensing design intellectual property;
•delays in acceptance testing by customers;
•a change in the mix of products sold;

•changes in customer or program order patterns;
•production delays due to quality problems;
•failure to achieve or maintain quality certifications, such as AS9100;
•inability to scale quick reaction capability products due to low product volume;
•shortages and increased costs of components;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in estimates of completion on fixed price engagements, which represent a substantial and increasing percentage of our business.
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
Many of our contracts require that our facilities remain certified at the AS91000 or ISO9001 level in order to ship products from the relevant facility. Failure to obtain or maintain the required certification may require a waiver by the customer for shipments to continue until the certification is obtained. There can be no assurance that we will receive any customer waivers if a required certification is lost or delayed.
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
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers and operational staff, many of whom have numerous years of experience, specialized expertise in our industry and security clearances required for certain defense projects. If we are not successful in hiring and retaining such employees, we may not be able to extend or maintain our engineering and operational expertise and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially individuals with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough staff to implement our growth strategy or to perform on our existing commitments. Like our defense prime contractor customers, we face the potential for knowledge drain due to the continuing retirement of the older members of our engineering and operations workforce in the coming years.
To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the short and long-term transfer of critical knowledge and skills. We compete with commercial technology companies outside of the aerospace and defense industry for qualified technical positions as the number of qualified domestic engineers is decreasing and the number of available professionals is not keeping up with demand. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. In cases where the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting or training costs to attract and retain such employees. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing programs.
Beginning with the pandemic, a significant portion of our workforce began working remotely and we expect a significant portion will continue to work a hybrid schedule even as we transition more employees back to onsite work over time. We see many benefits to remote and hybrid work and have adopted new tools and processes to support the workforce. However, if we are unable to effectively adapt to this hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation. In recent years, we have experienced unusually high employee attrition and our costs to retain employees increased.
Our challenges in retaining key employees may be impacted by the termination of the Company’s announced strategic review initiative in June 2023 and any unanticipated challenges with the transition of the Company’s Chief Executive Officer and Chief Financial Officer roles, as we have recently appointed a new President and Chief Executive Officer and our new Chief Financial Officer joined us in mid July 2023. The decline in our stock price during 2023 may also increase employee retention risks.
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
We face various risks related to health pandemics such as COVID.
We face secondary and tertiary effects related to the pandemic, including disruptions in our supply chain, particularly for long lead time semiconductors. We continue to monitor the situation, assessing possible implications on our operations, supply chain, liquidity and cash flow and will continue taking actions to mitigate adverse consequences.
Risks Related to M&A and Acquisition Integration
Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues and profits.
Our growth strategy includes developing new products, adding new customers and programs within our existing markets, and entering new markets both domestically and internationally, developing our manufacturing capabilities, as well as identifying and integrating acquisitions and achieving revenue and cost synergies and economies of scale. Our ability to compete in new markets will depend upon several factors including, among others:
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
As part of our strategy for growth, we may explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. While we expect any acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The integration process may be complex, costly and time consuming. Acquisitions may pose risks to our business, including:
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
•issue stock that would dilute our existing shareholders;
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
We may not be able to maintain the levels of revenue, earnings, or operating efficiency that we and our prior acquisitions had achieved or might achieve separately. You should not place undue reliance on any anticipated synergies. In addition, our competitors could try to emulate our strategy, leading to greater competition for acquisition targets which could lead to larger competitors if they succeed in emulating our strategy.

We may incur substantial indebtedness.
On February 28, 2022, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of June 30, 2023, we had $511.5 million of outstanding borrowings on the Revolver. The Revolver accrues interest, at our option, at floating rates tied to Secured Overnight Financing Rate ("SOFR") or the prime rate plus an applicable percentage. The applicable percentage is set at SOFR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We may be exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
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
In addition, the Revolver contains restrictive covenants that may limit our ability to engage in activities that are in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. And, if we were unable to repay the amounts due and payable, the lenders under the Revolver could proceed against the collateral granted to them to secure that indebtedness.
Increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. Assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates. We may also incur costs related to interest rate hedges, including the termination of any such hedges. As of June 30, 2023, we had a swap agreement in effect that fixed $300.0 million of the total $511.5 million of outstanding borrowings under the Revolver at a rate of 3.79%. The movement of interest rates would affect the value of such swap agreement.
Our recent negative free cash flow, if not improved, could eventually lead to challenges in servicing our debt.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 30, 2023, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $938.1 million and $298.1 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
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
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. We may be subject to multiple rebid requirements over the life of a defense program to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin. Requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long-term revenues.
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
•We must comply with security requirements pursuant to 32 CFR Part 117, formerly known as the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Many of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance to access sensitive information necessary to the performance of our work on certain U.S. government contracts and subcontracts. Failure to comply with such security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract, or potentially debarment as a government contractor.
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
We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior acquisitions as well as organic growth. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality and increase our compliance costs. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.

If we suffer ransomware breaches, data breaches, or phishing diversions involving the designs, schematics, or source code for our products or other sensitive information, our business and financial results could be adversely affected.
Our business is subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. We are also targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoD contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or a data exfiltration from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a program or contract, litigation costs and legal damages and reputational harm.

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
Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar technology independently, or otherwise obtain and use information from our supply chain that we regard as proprietary, and we may be unable to successfully identify or prosecute unauthorized uses of our technology. Further, with respect to our issued patents and patent applications, we cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents (and patent applications) and other proprietary rights held by us.
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
Our stock price, like that of other technology and aerospace and defense companies, has been and may continue to be volatile. The stock prices for companies in the aerospace and defense industry may continue to remain volatile given uncertainty and timing of funding for defense programs. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, we could incur substantial costs defending the lawsuit, which could also divert the time and attention of management. During fiscal 2023, we experienced stock price declines following our earnings releases in August 2022 and May 2023 as well as after the announcement that the Board of Directors had concluded its review of strategic alternatives in June 2023, in each case with law firms announcing investigations after the event.

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
Provisions of our articles of organization and by-laws could have the effect of discouraging a third party from making a proposal to acquire us and could prevent certain changes in control, even if some shareholders might consider the proposal to be in their best interest. These provisions include a classified board of directors, advance notice to our board of directors of shareholder proposals and director nominations, and limitations on the ability of shareholders to remove directors and to call shareholder meetings. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our board of directors may determine. For example, on December 27, 2021, the Board of Directors adopted a Shareholder Rights Plan which, as amended, expired on the date of our annual meeting of shareholders in October 2022. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.
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
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
JANA Partners LLC filed a Schedule 13D on December 23, 2021, and Starboard Value LP filed a Schedule 13D on January 13, 2022. Both JANA and Starboard indicated that they intended to engage with Mercury’s management. On June 23, 2022, we entered into settlement agreements with each of JANA and Starboard that covered the appointment of two directors to our Board and an amendment to our shareholder rights plan, which has since expired as of our 2022 annual meeting of shareholders. The JANA and Starboard settlement agreements contained customary standstill provisions that expired in June 2023. On June 15, 2023, Starboard filed an amended Schedule 13D indicating that it owned approximately 4.6% of our outstanding shares. On July 6, 2023, JANA filed a new Schedule 13D indicating that it owned approximately 8% of our outstanding shares, and we announced that Scott Ostfeld, a managing partner at JANA, was being appointed to our Board of Directors.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
The following table sets forth our significant properties as of June 30, 2023:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2031
Hudson, NH	121,553	Leased, expiring 2030
Oxnard, CA	72,673	Leased, expiring 2025
Torrance, CA	58,405	Leased, expiring 2029
Gulf Breeze, FL	51,061	Leased, expiring 2031
Torrance, CA	49,250	Leased, expiring 2025
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2027
Alpharetta, GA	35,005	Leased, expiring 2028
Chantilly, VA	32,789	Leased, expiring 2025
Torrance, CA	31,505	Leased, expiring 2023
Geneva, CH	27,287	Leased, expiring 2027
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in the next one to two years. In addition, we lease a number of smaller offices around the world primarily for sales. See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
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
On June 23, 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9 million in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. We responded to the complaint in July 2021. An arbitration proceeding was held during September 2022, with final motions in October 2022, and oral arguments in November 2022. The arbitrator issued its final ruling in January 2023, awarding ERA less than $0.1 million in damages and fees.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. We have not been contacted by NTS or MassDEP since the dates discussed above. It is too early to determine what responsibility, if any, we may have for these environmental matters.
On June 19, 2023, our Board of Directors received notice of our former CEO's resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the "CIC Agreement") because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. The parties must submit any dispute under the CIC Agreement to binding arbitration. We intend to contest vigorously any claims under the CIC Agreement and believe that we have strong arguments that our former CEO's claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO's reasonable legal fees. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $12.9 million, based on the closing price of our common stock on June 26, 2023, plus legal fees and expenses, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter and we estimate the potential range of exposure from $0 to $12.9 million, plus costs and attorneys' fees.
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
William L. Ballhaus, age 56, joined the Company’s Board of Directors as a non-employee director in June 2022, was appointed interim President and Chief Executive Officer on June 24, 2023, and was appointed President and CEO effective August 15, 2023. As previously announced, Mr. Ballhaus will become the Company’s Chairman of the Board effective with the 2023 annual meeting of shareholders. Mr. Ballhaus has significant experience in the aerospace, defense, and technology industries, including multiple CEO roles, as well as experience in operational transformations and delivering strong results. He previously served as Chairman and CEO of Blackboard, Inc., a leading EdTech company, from 2016 until its merger with Anthology in 2021. Prior to that, he served as CEO and President of SRA International, Inc., a provider of information technology services, from 2011 until the creation of CSRA Inc. from SRA International Inc.’s and CSC’s U.S. public sector business. Before that, Mr. Ballhaus served as CEO and President of government contractor DynCorp International from 2008 to 2010. Mr. Ballhaus has also held senior leadership positions at BAE Systems, Boeing, and Hughes, where he led global government and commercial technology businesses particularly focused on software and IT.
Christopher C. Cambria, age 65, joined Mercury in 2016 as Senior Vice President, General Counsel and Secretary and was appointed Executive Vice President, General Counsel and Secretary in 2017. Prior to joining Mercury, he was Vice President, General Counsel and Secretary of Aerojet Rocketdyne Holdings, Inc. from 2012 to 2016 and Vice President, General Counsel from 2011 to 2012. He was with L-3 Communications Holdings, Inc. from 1997 through 2009 serving as Senior Vice President and Senior Counsel, Mergers and Acquisitions from 2006 to 2009, Senior Vice President, Secretary and General Counsel from 2001 to 2006 and Vice President, General Counsel and Secretary from 1997 to 2001. Prior to L-3, Mr. Cambria was an Associate with Fried, Frank, Harris, Shriver & Jacobson and Cravath, Swaine & Moore.
Allen Couture, age 55, joined Mercury in October 2022 as Senior Vice President, Execution Excellence and became Executive Vice President, Execution Excellence in July 2023. Mr. Couture joined Mercury from Raytheon Technologies, where he spent 10 years in leadership roles, most recently serving as Vice President of Operations & Security at Raytheon Missiles & Defense. Earlier in his career, Mr. Couture held senior manufacturing and operations roles with Hawker Beechcraft, including Vice President of Program Management and Vice President of Engineering & Product Development. He spent 15 years in the Canadian Armed Forces Infantry Reserves.
David E. Farnsworth, age 63, joined Mercury in July 2023 as Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Farnsworth was the Chief Financial Officer of HawkEye 360, a radio frequency data analytics company from 2020 to 2023. Before joining HawkEye 360, Mr. Farnsworth was Vice President and Chief Financial Officer for Integrated Defense Systems of Raytheon Company from 2018 to 2020. Before that, he was CFO for the Intelligence, Information and Services segment of Raytheon.

Christine F. Harbison, age 57, joined Mercury in March 2023 as Executive Vice President, Chief Growth Officer. Ms. Harbison joined Mercury from Northrop Grumman’s Defense Systems sector, where she served as Vice President and General Manager of the Combat Systems and Mission Readiness division from 2021 to 2023. Prior to that, she was Vice President of Northrop’s C4MB business from 2020 to 2021 and Vice President of Northrop’s Advanced Ground Sensors business from 2018 to 2019 and held roles of increasing importance at Raytheon Company.
James M. Stevison, age 57, joined Mercury in October 2021 as Executive Vice President and Chief Growth Officer and became Executive Vice President and President of Mercury’s Mission Systems Division in October 2022. Dr. Stevison has more than 18 years of global experience in the aerospace and defense industry including technology development, operations management, mergers, acquisitions, and business growth. Prior to joining Mercury, he was Vice President of Strategy for Raytheon Missiles & Defense from 2020 to 2021. He also served as Vice President and General Manager of Strategic and Naval Systems at Raytheon Missiles Systems from 2019 to 2020 as well as Vice President and General Manager for Air and Missile Defense Systems at Raytheon Missile Systems from 2015 to 2019. Prior to that, he was the senior director of the SM-3® program, where he was responsible for all variants of the SM-3® missile portfolio, both domestically and internationally. Dr. Stevison has previously held senior leadership roles at Lockheed Martin and at Miltec Systems, a Ducommun Company. A U.S. Army veteran, Dr. Stevison retired from the Army in 2005, following an accomplished 20-year military career that included leadership roles with the Missile Defense Agency and the U.S. Army Aviation and Missile Command.
Charles R. Wells, IV, age 51, joined the Company in November 2021 as its Executive Vice President and President of Mercury’s Microelectronics Division. Mr. Wells has more than 25 years’ experience across multiple disciplines including engineering, business development, program management and executive management. Previously, he served as Vice President and General Manager for the Unmanned & Integrated Solutions Business Unit of Teledyne FLIR from 2018 to 2021 with full P&L responsibility while ensuring high levels of product quality and customer satisfaction. Earlier in his career, he worked as a DoD civilian supporting the development and fielding of world-wide C4ISR networks and information systems. He also held positions in Northrop Grumman and ICX Technologies and served as a private consultant for large aerospace and defense companies.

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

	High	Low
2023 Fourth quarter	$52.36	$31.50
Third quarter	$56.19	$44.56
Second quarter	$53.58	$41.78
First quarter	$63.66	$40.60
2022 Fourth quarter	$66.04	$54.24
Third quarter	$69.81	$51.11
Second quarter	$55.92	$46.71
First quarter	$66.78	$45.31
As of June 30, 2023, we had 710 record shareholders and 24,235 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 30, 2023:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 2, 2022 - September 30, 2022	1	$62.52
October 1, 2022 - December 30, 2022	—	$—
December 31, 2022 - March 31, 2023	—	$—
April 1, 2023 - June 30, 2023	—	$—
Total	1
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Presented in thousands.
Share Repurchase Plans
During fiscal 2023, we had no active share repurchase programs.
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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to achieve or maintain manufacturing quality certifications, such as AS9100, the impact of the COVID pandemic and supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and execution excellence initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, which difficulties may be impacted by the termination of the Company’s announced strategic review initiative, unanticipated challenges with the transition of the Company’s Chief Executive Officer and Chief Financial Officer roles, including any dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems, Inc. is a technology company that delivers processing power for the most demanding aerospace and defense missions. Headquartered in Andover, Massachusetts, our end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise our platform include signal solutions, display, software applications, networking, storage and secure processing. Our innovative solutions are mission-ready, trusted and secure, software-defined and open and modular meeting our customers’ cost and schedule needs today by allowing them to use or modify our products to suit their mission. Customers access our solutions via the Mercury Processing Platform, which encompasses the broad scope of our investments in technologies, companies, products, services and the expertise of our people. Ultimately, we connect our customers to what matters most to them. We connect commercial technology to defense, people to data and partners to opportunities. And, at the most human level, we connect what we do to our customers’ missions; supporting the people for whom safety, security and protecting freedom are of paramount importance.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Mercury has built a trusted, robust portfolio of proven product solutions, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury. Our products and solutions are deployed in more than 300 programs with over 25 different defense prime contractors and commercial aviation customers.

Mercury’s transformational business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications on time constraints that matter. Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
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
As of June 30, 2023, we had 2,596 employees. Our consolidated revenues, acquired revenues, net loss, diluted net loss per share, adjusted EPS, and adjusted EBITDA for fiscal 2023 were $973.9 million, $25.1 million, $(28.3) million, $(0.50), $1.00 and $132.3 million, respectively. Our consolidated revenues, acquired revenues, net income, EPS, adjusted EPS and adjusted EBITDA for fiscal 2022 were $988.2 million, $6.0 million, $11.3 million, $0.20, $2.19 and $200.5 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
BUSINESS DEVELOPMENTS:
FISCAL 2023
Beginning in January 2023, the Board of Directors (the “Board”) engaged in a proactive and rigorous process to evaluate strategic alternatives, focused on a potential sale of Mercury. As part of the review, the Board authorized its financial advisors to contact and hold discussions with more than 40 potential bidders, including a wide range of strategic parties and financial sponsors. The Board executed confidentiality agreements with 20 parties. The two proposals ultimately received did not yield options for a sale that would reflect the intrinsic value of Mercury. Accordingly, in a press release dated June 23, 2023, we announced, among other things, that the independent members of the Board unanimously determined to conclude the sale process and instead focus on all potential opportunities to create value, including through the enhanced execution of our strategic plan under refreshed leadership.
On June 19, 2023, the Company’s former President and Chief Executive Officer, delivered a letter to the Board resigning from his positions of President and Chief Executive Officer and the Board has accepted his resignation effective as of June 24, 2023. On June 23, 2023, we announced the Board has appointed William L. Ballhaus as the Company’s interim President and Chief Executive Officer, effective as of June 24, 2023.
On June 29, 2023, we announced that David E. Farnsworth will be joining the Company as Executive Vice President, Chief Financial Officer, and Treasurer, on July 17, 2023.
On July 18, 2023, we executed the planned evolution of our 1MPACT value creation initiative, embedding the processes and execution of 1MPACT into our Execution Excellence organization. The 1MPACT office in its current form has concluded its responsibilities, having successfully incorporated the principles behind 1MPACT into how we think about continuous improvement at all levels of the Company.
On August 15, 2023, we announced William L. Ballhaus has been appointed President and Chief Executive Officer.

FISCAL 2022
On February 28, 2022, we amended our existing revolving credit facility (the “Revolver”) to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
On November 29, 2021, we acquired Atlanta Micro, Inc. (“Atlanta Micro”) for a purchase price of $90.0 million, subject to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. We funded the acquisition through our Revolver.
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
RESULTS OF OPERATIONS:
FISCAL 2023 VS. FISCAL 2022
Results of operations for fiscal 2023 include full period results from the acquisitions of Avalex and Atlanta Micro. Results of operations for fiscal 2022 include only results from the acquisition dates for Avalex and Atlanta Micro, which were acquired on November 5, 2021 and November 29, 2021, respectively. Accordingly, the periods presented below are not directly comparable. The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7 of the Company's Form 10-K issued on August 16, 2022 for prior year discussion related to fiscal 2022.
The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	Fiscal 2023	As a % of Total Net Revenue	Fiscal 2022	As a % of Total Net Revenue
Net revenues	$973,882	100.0%	$988,197	100.0%
Cost of revenues	657,154	67.5	593,241	60.0
Gross margin	316,728	32.5	394,956	40.0
Operating expenses:
Selling, general and administrative	160,637	16.5	157,044	15.9
Research and development	108,799	11.2	107,169	10.8
Amortization of intangible assets	53,552	5.5	60,267	6.1
Restructuring and other charges	6,981	0.7	27,445	2.8
Acquisition costs and other related expenses	8,444	0.8	11,421	1.2
Total operating expenses	338,413	34.7	363,346	36.8
(Loss) income from operations	(21,685)	(2.2)	31,610	3.2
Interest income	1,053	0.1	143	—
Interest expense	(25,159)	(2.6)	(5,806)	(0.6)
Other expense, net	(2,751)	(0.3)	(7,552)	(0.8)
(Loss) income before income taxes	(48,542)	(5.0)	18,395	1.9
Income tax (benefit) provision	(20,207)	(2.1)	7,120	0.8
Net (loss) income	$(28,335)	(2.9)%	$11,275	1.1%
REVENUES
Total revenues decreased $14.3 million, or 1.4%, to $973.9 million during fiscal 2023, as compared to $988.2 million during fiscal 2022 including “acquired revenue” which represents net revenue from acquired businesses that have been part of Mercury for completion of four full fiscal quarters or less (and excludes any intercompany transactions). After the completion of four full fiscal quarters, acquired businesses will be treated as organic for current and comparable historical periods. The decrease in total revenue was primarily due to $33.3 million less organic revenues, partially offset by $19.0 million of additional acquired revenues. These decreases predominantly resulted from program execution delays, especially as related to approximately 20 challenged programs, primarily development in nature, for which completion is a precursor to follow-on production awards. In addition, incremental cost growth on these challenged programs delayed progress, and, therefore, revenue recognition in the fiscal year. Revenues from integrated subsystems decreased $77.2 million or 11.8%, partially offset by increases to modules and sub-assemblies and components which increased $33.0 million or 19.8% and $29.8 million or 17.8%, respectively, during fiscal 2023. The decrease in total revenue was primarily from the radar, EW, and other end applications which decreased $21.7 million, $13.1 million, and $2.4 million, respectively, and were partially offset by increases to the C4I and other sensor and effector end applications which increased $14.3 million and $8.5 million, respectively. The decrease was predominately in naval platforms which decreased $18.6 million and was partially offset by an increase of $5.9 million in other platforms during fiscal 2023. The largest program decreases were related to the MH-60, Filthy Buzzard, CPS, THAAD, and a classified C2 program. There were no individual programs comprising 10% or more of our revenues for fiscal 2023 and 2022. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
GROSS MARGIN
Gross margin was 32.5% for fiscal 2023, a decrease of 750 basis points from the 40.0% gross margin achieved during fiscal 2022. The lower gross margin was primarily driven by approximately $56 million of impact as a result of execution challenges across approximately 20 programs, primarily development in nature. Program mix was more heavily weighted towards development programs as compared to the prior period, which carry lower average gross margins as compared to production programs. These programs warrant higher engineering labor for customized development, production and service activities. The nature of these efforts results in lower margin content, but serve as pre-cursors to higher margin production awards.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $3.6 million, or 2.3%, to $160.6 million during fiscal 2023 as compared to $157.0 million during fiscal 2022. The increase was primarily related to an increase in our 401(k) matching contributions from 3% to 6%, a full period of the Avalex and Atlanta Micro acquisitions driving an incremental $4.0 million of expense, and an increase in headcount and salary rate increases, partially offset by forfeitures of our former CEO's stock-based compensation of $6.8 million.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.6 million, or 1.5%, to $108.8 million during fiscal 2023, as compared to $107.2 million for fiscal 2022. The increase was primarily related to an increase in our 401(k) matching contributions from 3% to 6%.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $6.7 million to $53.6 million during fiscal 2023, as compared to $60.3 million for fiscal 2022, primarily due to the backlog from our Avalex and Atlanta Micro acquisitions being fully amortized in fiscal 2023.
RESTRUCTURING AND OTHER CHARGES
During fiscal 2023, the Company incurred $7.0 million of restructuring and other charges, as compared to $27.4 million in fiscal 2022. Restructuring and other charges during fiscal 2023 primarily related to $3.4 million of severance costs, $1.8 million of costs for facility optimization efforts, including $1.3 million related to lease asset impairment, and $1.8 million of third party consulting costs. Restructuring and other charges during fiscal 2022 primarily related to 1MPACT including $17.4 million of third party consulting costs, as well as $9.2 million of severance costs associated with the elimination of approximately 135 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. In addition, fiscal 2022 includes $0.8 million of costs for facilities optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment.
In the first quarter of 2024, we have initiated several immediate cost savings measures that simplify our organizational structure, facilitate clearer accountability, and align to our priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into our operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reduce selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with our priority areas. On July 20, 2023, we executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, we approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminates approximately 150 positions, resulting in expected restructuring charges of approximately $9.0 million. These charges are for employee separation costs and will be classified as restructuring and other charges within our Statement of Operations and Other Comprehensive Income for the fiscal quarter ending September 29, 2023. We expect approximately $15 million - $17 million of net savings from these actions for our fiscal year ending June

28, 2024. The headcount savings, combined with other non-headcount savings, including discretionary and third party spend primarily within SG&A, are expected to yield a total fiscal year 2024 net savings of approximately $20 million -22 million and annualized net savings of approximately $24 million.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $8.4 million during fiscal 2023, as compared to $11.4 million during fiscal 2022. The acquisition costs and other related expenses incurred during fiscal 2023 were primarily related to $3.7 million associated with the Board's review of strategic alternatives and $3.5 million for third party advisory fees in connection with engagements by activist investors. The acquisition costs and other related expenses incurred during fiscal 2022 were related to the acquisitions of Avalex and Atlanta Micro, as well as $6.8 million for third party advisory fees and settlement costs in connection with engagements by activist investors.
INTEREST INCOME
Interest income increased to $1.1 million in fiscal 2023 from $0.1 million in fiscal 2022. This was driven by higher interest rates during fiscal 2023 as compared to fiscal 2022.
INTEREST EXPENSE
Interest expense for fiscal 2023 increased to $25.2 million, as compared to $5.8 million in fiscal 2022. The increase was driven by an increase in interest rate and additional borrowings on our Revolver. Borrowings under our revolver were $511.5 million in fiscal 2023 as compared to $451.5 million in fiscal 2022.
OTHER EXPENSE, NET
Other expense, net was $2.8 million during fiscal 2023, as compared to $7.6 million in fiscal 2022. Fiscal 2023 includes $2.3 million of financing and registration fees and $2.1 million of litigation and settlement expenses, partially offset by net foreign currency translation gains of $1.6 million. Fiscal 2022 includes $2.7 million of financing and registration fees, $2.4 million of net foreign currency translation losses, and $1.9 million of litigation and settlement expenses.
INCOME TAXES
We recorded an income tax (benefit) provision of $(20.2) million and $7.1 million on (loss) income before income taxes of $(48.5) million and $18.4 million for fiscal years 2023 and 2022, respectively. Fiscal 2023 includes the impact of the Tax Cuts and Jobs Act of 2017 ("TCJA"), which requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. The cash outflow from the TJCA provision was $26 million in fiscal 2023.
The effective tax rate for fiscal 2023 differed from the federal statutory rate of 21% primarily due to federal and state research and development tax credits, releases to reserves for unrecognized income tax benefits, state taxes, valuation allowances recorded and excess tax provisions related to stock compensation.
The effective tax rate for fiscal 2022 differed from the federal statutory rate of 21% primarily due to federal and state research and development tax credits, non-deductible compensation, provision to return adjustments, state taxes and excess tax provisions related to stock compensation.
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
We have an unlimited amount available under the shelf registration statement. We intend to file a renewal of the S-3ASR in September 2023 upon the expiration of the three-year term of the current shelf registration statement.
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. The current borrowing capacity as defined under the Revolver as of June 30, 2023 is approximately $865.0 million, of which we had borrowings against of $511.5 million. See Note M in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we upsized the capacity from $30.6 million to $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $30.5 million and $0.6 million, respectively, for the twelve months ended June 30, 2023. We did not factor any accounts receivable or incur any factoring fees for the twelve months ended July 1, 2022.
CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Net cash (used in) provided by operating activities	$(21,254)	$(18,869)	$97,247
Net cash used in investing activities	$(38,561)	$(274,320)	$(416,887)
Net cash provided by financing activities	$65,429	$245,754	$206,229
Net increase (decrease) in cash and cash equivalents	$5,909	$(48,185)	$(112,999)
Cash and cash equivalents at end of year	$71,563	$65,654	$113,839
Our cash and cash equivalents increased by $5.9 million during fiscal 2023 primarily as the result of $65.4 million provided by financing activities, partially offset by $38.8 million purchases of property and equipment and $21.3 million used in operating activities.

Operating Activities
During fiscal 2023, we had an outflow of $21.3 million in cash from operating activities, an increase of $2.4 million, as compared to $18.9 million during fiscal 2022. The increase was primarily due to higher outflows for inventory to support customer delivery schedules for existing and future awards as well as accounts payable, accrued expenses and accrued compensation. Cash paid for interest and income taxes during fiscal 2023 increased by $21.8 million and $10.1 million, respectively, as compared to fiscal 2022 further contributing to the decrease. The decrease was partially offset by lower outflows from unbilled receivables and costs in excess of billings, additional deferred revenues and customer advances, the change from a cash based 401(k) match to a stock based 401(k) match during fiscal 2023 and a $6.0 million cash receipt for the termination of an interest rate swap.
Investing Activities
During fiscal 2023, we invested $38.6 million, a decrease of $235.7 million, as compared to $274.3 million during fiscal 2022 primarily driven by the acquisitions of Avalex and Atlanta Micro, in the previous year. The decrease was also driven by $3.4 million less other investing activities, partially offset by $11.1 million higher purchases of property and equipment as compared to fiscal 2022.
Financing Activities
During fiscal 2023, we had $65.4 million in cash provided by financing activities, as compared to $245.8 million during fiscal 2022. During fiscal 2023, we had $60.0 million of net borrowings on our Revolver as compared to $251.5 million of net borrowings during fiscal 2022. We also had $0.1 million of cash payments related to the purchase and retirement of common stock used to settle individual employees' tax liabilities associated with the annual vesting of restricted stock awards, as compared to $8.2 million in fiscal 2022.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 30, 2023:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$92,653	$14,195	$27,094	$24,016	$27,348
Purchase obligations	127,134	127,134	—	—	—
	$219,787	$141,329	$27,094	$24,016	$27,348
See Note B and Note J to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $127.1 million at June 30, 2023.
We had a liability at June 30, 2023 of $5.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
RELATED PARTY TRANSACTIONS
During fiscal 2023 and 2022, we did not engage in any related party transactions.
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

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Net (loss) income	$(28,335)	$11,275	$62,044
Other non-operating adjustments, net	(1,589)	2,932	(724)
Interest expense, net	24,106	5,663	1,043
Income tax (benefit) provision	(20,207)	7,120	15,129
Depreciation	43,777	33,150	25,912
Amortization of intangible assets	53,552	60,267	41,171
Restructuring and other charges(1)	6,981	27,445	9,222
Impairment of long-lived assets	—	—	—
Acquisition, financing and other third party costs(2)	10,019	13,608	8,600
Fair value adjustments from purchase accounting	356	(2,009)	(290)
Litigation and settlement expense, net	495	1,908	622
COVID related expenses	67	689	9,943
Stock-based and other non-cash compensation expense(3)	43,031	38,459	29,224
Adjusted EBITDA	$132,253	$200,507	$201,896
(1) Restructuring and other charges for fiscal 2023 are related to management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2023 are related to third party advisory fees in connection with engagements by activist investors and costs associated with the Board's review of strategic alternatives.
(3) Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to company stock. Fiscal 2023 also includes forfeitures of $6.8 million of stock-based compensation from the Company's former CEO's resignation.
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

The following table reconciles net (loss) income and diluted (loss) earnings per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	June 30, 2023		July 1, 2022		July 2, 2021
Net (loss) income and diluted (loss) earnings per share	$(28,335)	$(0.50)	$11,275	$0.20	$62,044	$1.12
Other non-operating adjustments, net	(1,589)		2,932		(724)
Amortization of intangible assets	53,552		60,267		41,171
Restructuring and other charges(1)	6,981		27,445		9,222
Impairment of long-lived assets	—		—		—
Acquisition, financing and other third party costs(2)	10,019		13,608		8,600
Fair value adjustments from purchase accounting	356		(2,009)		(290)
Litigation and settlement expense, net	495		1,908		622
COVID related expenses	67		689		9,943
Stock-based and other non-cash compensation expense(3)	43,031		38,459		29,224
Impact to income taxes(4)	(27,776)		(32,309)		(25,697)
Adjusted income and adjusted earnings per share	$56,801	$1.00	$122,265	$2.19	$134,115	$2.42

Diluted weighted-average shares outstanding		56,874		55,901		55,474
(1) Restructuring and other charges for fiscal 2023 are related to management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2023 are related to third party advisory fees in connection with engagements by activist investors and costs associated with the Board of Directors' review of strategic alternatives.
(3) Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to company stock. Fiscal 2023 also includes forfeitures of $6.8 million of stock-based compensation from the Company's former CEO's resignation.
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
The following table reconciles cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Net cash (used in) provided by operating activities	$(21,254)	$(18,869)	$97,247
Purchase of property and equipment	(38,796)	(27,656)	(45,599)
Free cash flow	$(60,050)	$(46,525)	$51,648

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
The following table reconciles the most directly comparable GAAP financial measure to the non-GAAP financial measure:

(In thousands)	Fiscal 2023	As a % of Total Net Revenue	Fiscal 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$948,814	97%	$982,153	99%	$(33,339)	(3)%
Acquired revenue(1)	25,068	3%	6,044	1%	19,024	100%
Total revenues	$973,882	100%	$988,197	100%	$(14,315)	(1)%
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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 44% and 45% of revenues for the fiscal years ended June 30, 2023 and July 1, 2022, respectively. Total revenue recognized under contracts over time was 56% and 55% of revenues for the fiscal years ended June 30, 2023 and July 1, 2022, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) our performance creates an asset with no alternative use to us and (iii) we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 30, 2023, approximately $6.0 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
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
Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
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
During the first quarter of fiscal 2021, the Company reorganized its internal reporting unit structure to align with the Company's market and brand strategy as well as promote scale as the organization continues to grow. The Company evaluated this reorganization under ASC 280 to determine whether this change has impacted the Company's single operating and reportable segment. The Company concluded this change had no effect given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280. There has been no changes to the Company's conclusion of one operating and reportable segment in fiscal 2023.
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two divisions: Microelectronics, and Mission Systems. Accordingly, these were determined to be the Company's reporting units.
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Microelectronics and Mission Systems were 11.25%, and 12.0%, respectively. The annual testing indicated that the fair values of our Microelectronics and Mission Systems reporting units exceeded their carrying values, and thus no further testing was required.
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
•estimated step-ups for the over time contracts fixed assets, leasehold interests and inventory;
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $511.5 million of outstanding borrowings against the Revolver at June 30, 2023.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. As of June 30, 2023 and July 1, 2022, we had $71.6 million and $65.7 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of June 30, 2023, five customers accounted for 48% of our receivables, unbilled receivables and costs in excess of billings. As of July 1, 2022, five customers accounted for 45% of our receivables, unbilled receivables and costs in excess of billings.

FOREIGN CURRENCY RISK
We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Switzerland, the United Kingdom, Spain, and Canada where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our non-U.S. subsidiaries. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our Consolidated Statement of Operations.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of June 30, 2023 and July 1, 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and July 1, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Estimate of total contract costs to be incurred for certain fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, revenue recognized over time for the year ended June 30, 2023 represented 56% of total revenues. For contracts where revenue is recognized over time under fixed price arrangements, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
We identified the evaluation of total contract costs to be incurred for certain fixed price contract revenue recognized over time as a critical audit matter given the complex nature of the Company’s products sold under such contracts. In particular, evaluating the Company’s judgments regarding the amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop estimates of total contract costs to be incurred for partially completed performance obligations. This included controls related to the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. We considered factors, including the value and stage of completion, to select certain customers’ contracts to evaluate the Company’s assumptions underlying the estimate of total contract costs to be incurred. We inspected the selected contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We inquired of operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the selected contracts, including the assessment of the nature and complexity of the work to be performed. We inspected correspondence, if any, between the Company and the customers for the selected contracts as part of our evaluation of contract progress.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 15, 2023

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	July 1, 2022
Assets
Current assets:
Cash and cash equivalents	$71,563	$65,654
Accounts receivable, net of allowance for credit losses of $1,335 and $2,074 at June 30, 2023 and July 1, 2022, respectively	124,729	144,494
Unbilled receivables and costs in excess of billings	382,558	303,356
Inventory	337,216	270,339
Prepaid income taxes	—	7,503
Prepaid expenses and other current assets	20,952	23,906
Total current assets	937,018	815,252
Property and equipment, net	119,554	127,191
Goodwill	938,093	937,880
Intangible assets, net	298,051	351,538
Operating lease right-of-use assets, net	63,015	66,366
Deferred tax asset	27,099	—
Other non-current assets	8,537	6,188
Total assets	$2,391,367	$2,304,415
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,986	$98,673
Accrued expenses	28,423	34,954
Accrued compensation	30,419	44,813
Income tax payable	13,874	—
Deferred revenues and customer advances	56,562	15,487
Total current liabilities	233,264	193,927
Deferred income taxes	—	32,398
Income taxes payable	5,166	9,112
Long-term debt	511,500	451,500
Operating lease liabilities	66,797	69,888
Other non-current liabilities	7,955	10,405
Total liabilities	824,682	767,230
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 56,961,665 and 55,679,747 shares issued and outstanding at June 30, 2023 and July 1, 2022, respectively	570	557
Additional paid-in capital	1,196,847	1,145,323
Retained earnings	357,439	385,774
Accumulated other comprehensive income	11,829	5,531
Total shareholders’ equity	1,566,685	1,537,185
Total liabilities and shareholders’ equity	$2,391,367	$2,304,415
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Net revenues	$973,882	$988,197	$923,996
Cost of revenues	657,154	593,241	538,808
Gross margin	316,728	394,956	385,188
Operating expenses:
Selling, general and administrative	160,637	157,044	134,337
Research and development	108,799	107,169	113,481
Amortization of intangible assets	53,552	60,267	41,171
Restructuring and other charges	6,981	27,445	9,222
Acquisition costs and other related expenses	8,444	11,421	5,976
Total operating expenses	338,413	363,346	304,187
(Loss) income from operations	(21,685)	31,610	81,001
Interest income	1,053	143	179
Interest expense	(25,159)	(5,806)	(1,222)
Other expense, net	(2,751)	(7,552)	(2,785)
(Loss) income before income taxes	(48,542)	18,395	77,173
Income tax (benefit) provision	(20,207)	7,120	15,129
Net (loss) income	$(28,335)	$11,275	$62,044

Basic net (loss) earnings per share	$(0.50)	$0.20	$1.13
Diluted net (loss) earnings per share	$(0.50)	$0.20	$1.12

Weighted-average shares outstanding:
Basic	56,554	55,527	55,070
Diluted	56,554	55,901	55,474

Comprehensive (loss) income:
Net (loss) income	$(28,335)	$11,275	$62,044
Change in fair value of derivative instruments, net of tax	5,856	—	—
Foreign currency translation adjustments, net of tax	300	1,131	(739)
Pension benefit plan, net of tax	142	4,739	3,285
Total other comprehensive income, net of tax	6,298	5,870	2,546
Total comprehensive (loss) income	$(22,037)	$17,145	$64,590
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended June 30, 2023, July 1, 2022 and July 2, 2021
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2020	54,702	$547	$1,074,667	$312,455	$(2,885)	$1,384,784
Issuance of common stock under employee stock incentive plans	439	4	10	—	—	14
Issuance of common stock under employee stock purchase plan	101	1	6,280	—	—	6,281
Retirement of common stock	(1)	—	(66)	—	—	(66)
Stock-based compensation	—	—	28,543	—	—	28,543
Net income	—	—	—	62,044	—	62,044
Other comprehensive income	—	—	—	—	2,546	2,546
Balance at July 2, 2021	55,241	552	1,109,434	374,499	(339)	1,484,146
Issuance of common stock under employee stock incentive plans	477	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	115	1	5,370	—	—	5,371
Retirement of common stock	(153)	—	(8,206)	—	—	(8,206)
Stock-based compensation	—	—	38,729	—	—	38,729
Net income	—	—	—	11,275	—	11,275
Other comprehensive income	—	—	—	—	5,870	5,870
Balance at July 1, 2022	55,680	557	1,145,323	385,774	5,531	1,537,185
Issuance of common stock under employee stock incentive plans	738	7	(7)	—	—	—
Issuance of common stock under employee stock purchase plan	145	2	5,490	—	—	5,492
Issuance of common stock under defined contribution plan	400	4	18,366	—	—	18,370
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	27,738	—	—	27,738
Net loss	—	—	—	(28,335)	—	(28,335)
Other comprehensive income	—	—	—	—	6,298	6,298
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net (loss) income	$(28,335)	$11,275	$62,044
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	97,329	93,417	67,083
Stock-based compensation expense	27,753	38,293	28,290
Share-based matching contributions on defined contribution plan	15,665	—	—
Benefit for deferred income taxes	(59,647)	(2,419)	(1,125)
Other non-cash items	(746)	(497)	3,745
Cash settlement for termination of interest rate swap	5,995	—	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	(58,718)	(146,477)	(51,981)
Inventory	(64,061)	(40,902)	(27,441)
Prepaid income taxes	7,433	(4,977)	1,703
Prepaid expenses and other current assets	2,942	(4,396)	1,718
Other non-current assets	3,769	6,117	5,459
Accounts payable, accrued expenses and accrued compensation	(16,732)	58,395	(6,315)
Deferred revenues and customer advances	40,701	(18,998)	13,731
Income taxes payable	9,907	1,009	4,080
Other non-current liabilities	(4,509)	(8,709)	(3,744)
Net cash (used in) provided by operating activities	(21,254)	(18,869)	97,247
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(243,464)	(372,826)
Purchases of property and equipment	(38,796)	(27,656)	(45,599)
Other investing activities	235	(3,200)	1,538
Net cash used in investing activities	(38,561)	(274,320)	(416,887)
Cash flows from financing activities:
Proceeds from employee stock plans	5,492	5,371	6,295
Borrowings under credit facilities	140,000	251,500	200,000
Payments under credit facilities	(80,000)	—	—
Payments for retirement of common stock	(63)	(8,206)	(66)
Payments of deferred financing and offering costs	—	(2,911)	—
Net cash provided by financing activities	65,429	245,754	206,229
Effect of exchange rate changes on cash and cash equivalents	295	(750)	412
Net increase (decrease) in cash and cash equivalents	5,909	(48,185)	(112,999)
Cash and cash equivalents at beginning of year	65,654	113,839	226,838
Cash and cash equivalents at end of year	$71,563	$65,654	$113,839
Cash paid during the period for:
Interest	$27,288	$5,492	$1,088
Income taxes	$24,243	$14,121	$8,983
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$6,475	$6,919	$(1,928)
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. is a technology company that delivers processing power for the most demanding aerospace and defense missions. Headquartered in Andover, Massachusetts, the Company's end-to-end processing platform enables a broad range of aerospace and defense programs, optimized for mission success in some of the most challenging and demanding environments. Processing technologies that comprise the Company's platform include signal solutions, display, software applications, networking, storage and secure processing. The Company's innovative solutions are mission-ready, trusted and secure, software-defined and open and modular (the Company's differentiators), to meet customers’ most-pressing high-tech needs, including those specific to the defense community.
For further details on the acquisitions, see Note C to the consolidated financial statements.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
BASIS OF PRESENTATION
All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022. All references to fiscal 2021 are to the 52-week period from July 4, 2020 to July 2, 2021.
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
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, net, Accrued expenses, and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income or Consolidated Statements of Cash Flows. See Note J to the consolidated financial statements for more information regarding our obligations under leases.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 44%, 45% and 58% of revenues in the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon transfer of control (for goods) or completion (for services).
The Company engages in contracts for development, production and service activities and recognizes revenue for performance obligations over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, due to the fact that: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; and (ii) the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts.

For over time contracts, the Company typically leverages the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates and estimates of any variable consideration are based on various assumptions to project the outcome of future events that may span several years. These assumptions include: the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract which may cause profit levels to vary from period to period. For cost reimbursable contracts, the Company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. In the limited instances where the Company enters into T&M contracts, revenue recognized reflects the number of direct labor hours expended in the performance of a contract multiplied by the contract billing rate, as well as reimbursement of other direct billable costs. For T&M contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer based on the control transferred to the customer. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.
Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Total revenue recognized under over time contracts over time was 56%, 55% and 42% of revenues in the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021, respectively.
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
COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $1,328 and $1,503 of deferred sales commissions for contracts where the amortization period is greater than one year as of June 30, 2023 and July 1, 2022, respectively.
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
The contract asset balances were $382,558 and $303,356 as of June 30, 2023 and July 1, 2022, respectively. The contract asset balance increased due to growth in revenue recognized under contracts, as well as the timing of program milestone billings during the fiscal year ended June 30, 2023. The contract liability balances were $57,142 and $15,966 as of June 30, 2023 and July 1, 2022, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue conversion across multiple programs.
Revenue recognized during fiscal 2023 that was included in the contract liability balance at July 1, 2022 was $11,258.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $550,973. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
CASH AND CASH EQUIVALENTS
Cash equivalents, consisting of highly liquid money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less at the date of purchase, are carried at fair market value which approximates cost.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures at fair value certain financial assets and liabilities, including cash equivalents, restricted cash, interest rate derivatives, and contingent consideration. ASC 820, Fair Value Measurement and Disclosures, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of June 30, 2023 and July 1, 2022, the Company had $71,563 and $65,654, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of June 30, 2023, five customers accounted for 48% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of July 1, 2022, five customers accounted for 45% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a leading technology company serving the aerospace and defense industry.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2023, 2022 and 2021, the Company capitalized $3,931, $3,000 and $1,640 of software development costs, respectively.
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

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning balance	$1,857	$3,283	$3,835
Accruals for warranties issued during the period	1,146	359	2,446
Settlements made during the period	(1,721)	(1,785)	(2,998)
Ending balance	$1,282	$1,857	$3,283
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
NET EARNINGS PER SHARE
Basic net earnings (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. For all periods presented, net (loss) income is the control number for determining whether securities are dilutive or not.
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Basic weighted-average shares outstanding	56,554	55,527	55,070
Effect of dilutive equity instruments	—	374	404
Diluted weighted-average shares outstanding	56,554	55,901	55,474
Equity instruments to purchase 1,852, 39 and 42 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021, respectively, because the equity instruments were anti-dilutive.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) includes changes in fair value of derivative instruments, foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included the change in fair value of derivative instruments, net of tax adjustments are included and totaled $5,856 for the fiscal year ended June 30, 2023 and there were no change in fair value of derivative instruments, net of tax adjustments for the fiscal years ended July 1, 2022 and July 2, 2021, respectively. Also included are $300, $1,131 and $(739) of foreign currency translation adjustments for the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021, respectively, and pension benefit plan adjustments totaled $142, $4,739 and $3,285 for the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021, respectively.
A summary of the change in component of Accumulated other comprehensive (loss) income, net of tax is provided below:

	Foreign currency translation adjustments, net of tax	Pension benefit plan, net of tax	Change in fair of derivative instruments, net of tax	Accumulated Other Comprehensive (Loss) Income
Balance at July 3, 2020	$659	$(3,544)	$—	$(2,885)
Other comprehensive (loss) income, net of tax	(739)	3,285	—	2,546
Balance at July 2, 2021	(80)	(259)	—	(339)
Other comprehensive income, net of tax	1,131	4,739	—	5,870
Balance at July 1, 2022	1,051	4,480	—	5,531
Other comprehensive income, net of tax	300	142	5,856	6,298
Balance at June 30, 2023	$1,351	$4,622	$5,856	$11,829
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, France, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income and were immaterial for all periods presented.

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

C.Acquisitions
ATLANTA MICRO ACQUISITION
On November 29, 2021, the Company acquired Atlanta Micro for a purchase price of $90,000, prior to net working capital and net debt adjustments. Based in Norcross, Georgia, Atlanta Micro is a leading designer and manufacturer of high-performance RF modules and components, including advanced monolithic microwave integrated circuits (“MMICs”) which are critical for high-speed data acquisition applications including electronic warfare, radar and weapons. The Company funded the acquisition through the Revolver. On March 28, 2022, the Company and former owners of Atlanta Micro agreed to post closing adjustments totaling $58, which increased the Company's net purchase price.
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

On November 29, 2022, the measurement period for Atlanta Micro expired. The identifiable intangible assets include customer relationships of $27,310 with a useful life of 20 years, completed technology of $7,260 with a useful life of eight years and backlog of $410 with a useful life of two years.
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

On November 5, 2022, the measurement period for Avalex expired. The identifiable intangible assets include customer relationships of $41,880 with a useful life of nine years, completed technology of $14,430 with a useful life of seven years and backlog of $5,050 with a useful life of one year.
The goodwill of $81,772 largely reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to the Company’s existing products and markets. The goodwill from this acquisition is reported in the Mission Systems reporting unit. The Company is amortizing the amount over 15 years for tax purposes. As of June 30, 2023, the Company had $74,676 of goodwill deductible for tax purposes.

D.Fair Value of Financial Instruments

	Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$3,523	$—	$3,523	$—
Total	$3,523	$—	$3,523	$—
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
On September 29, 2022, the Company terminated the initial Swap. At the time of termination, the fair value of the initial Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows. During the twelve months ended June 30, 2023, the Company amortized $1,017 of the gain, which is included within Accumulated other comprehensive (loss) income.
Following the termination of the initial Swap, the Company entered a new Swap agreement (“the Swap”) on September 29, 2022 with JPMorgan. The Swap fixes $300,000 of the total $511,500 existing borrowings of outstanding borrowings under the Revolver at a rate of 3.79%. As of June 30, 2023, the fair value of the hedge was an asset of $3,523 and is included within Other non-current assets in the Company's Consolidated Balance Sheets.
E.Inventory
Inventory was comprised of the following:

	As of
	June 30, 2023	July 1, 2022
Raw materials	$229,984	$178,410
Work in process	81,930	64,287
Finished goods	25,302	27,642
Total	$337,216	$270,339
F.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		June 30, 2023	July 1, 2022
Computer equipment and software	3-4	$125,297	$113,930
Furniture and fixtures	5	20,729	19,958
Leasehold improvements	lesser of estimated useful life or lease term	70,305	66,117
Machinery and equipment	5-10	136,504	117,073
		352,835	317,078
Less: accumulated depreciation		(233,281)	(189,887)
Property and equipment, net		$119,554	$127,191
The $7,637 decrease in property and equipment, net was primarily due to depreciation expense and was partially offset by current year additions. During fiscal 2023 and 2022, the Company retired $1,056 and $805, respectively, of computer equipment and software, furniture, and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.

Depreciation expense related to property and equipment for the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021 was $43,777, $33,150 and $25,912, respectively.
G.Goodwill
    In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two reporting units: Mission Systems and Microelectronics. Accordingly, these were determined to be the Company's reporting units which is consistent with the prior period.
The following table sets forth the changes in the carrying amount of goodwill for the twelve months ended June 30, 2023:

Total
Balance at July 1, 2022	$937,880
Goodwill adjustment for the Avalex acquisition	66
Goodwill adjustment for the Atlanta Micro acquisition	147
Balance at June 30, 2023	$938,093
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2023 with no impairment noted.

H.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 30, 2023
Customer relationships	$349,120	$(130,756)	$218,364	12.1 years
Licensing agreements and patents	4,162	(1,423)	2,739	5.0 years
Completed technologies	134,983	(60,680)	74,303	8.0 years
Backlog	410	(325)	85	2.0 years
Other	3,236	(676)	2,560	5.0 years
	$491,911	$(193,860)	$298,051
July 1, 2022
Customer relationships	$349,710	$(99,219)	$250,491	12.1 years
Licensing agreements and patents	4,162	(592)	3,570	5.0 years
Completed technologies	161,023	(68,264)	92,759	8.5 years
Backlog	7,670	(5,880)	1,790	1.4 years
Other	3,236	(308)	2,928	5.0 years
	$525,801	$(174,263)	$351,538
Estimated future amortization expense for intangible assets remaining at June 30, 2023 is as follows:

Fiscal Year	Totals
2024	$47,540
2025	42,836
2026	38,199
2027	35,093
2028	31,169
Thereafter	101,822
Total future amortization expense	$296,659
Estimated salvage value of identified intangible assets	1,392
Net carrying amount	$298,051

I.Restructuring
During fiscal 2023, the Company incurred $6,981 of restructuring and other charges. Restructuring and other charges primarily related to $3,415 of severance costs, 1MPACT related costs consisting of $1,804 for facility optimization efforts, including $1,339 related to lease asset impairment, and $1,762 of third party consulting costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company's adjustments reflected in restructuring and other charges are typically related to organizational redesign programs or discrete post-acquisition integration activities initiated as part of discrete post acquisition integration activities.
During fiscal 2022, restructuring and other charges primarily related to 1MPACT including $17,424 of third party consulting costs, as well as $9,234 of severance costs associated with the elimination of approximately 135 positions across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts. Fiscal 2022 also includes $787 of costs for facility optimization efforts associated with 1MPACT, including $544 related to lease asset impairment.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as accrued expenses in the Consolidated Balance Sheets.

The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Restructuring liability at July 2, 2021	$1,006	$—	$1,006
Restructuring charges	9,234	243	9,477
Cash paid	(5,518)	(243)	(5,761)
Restructuring liability at July 1, 2022	4,722	—	4,722
Restructuring charges	3,415	465	3,880
Cash paid	(6,608)	(444)	(7,052)
Reversals (*)	—	(21)	(21)
Restructuring liability at June 30, 2023	$1,529	$—	$1,529
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
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	June 30, 2023	July 1, 2022
Operating lease right-of-use assets, net	$63,015	$66,366

Accrued expenses(1)	$10,434	$11,246
Operating lease liabilities	66,797	69,888
Total operating lease liabilities	$77,231	$81,134
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.

OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,756	$11,119
Right-of-use assets obtained in exchange for new lease liabilities	$10,627	$10,502
Weighted average remaining lease term	7.0 years	7.6 years
Weighted average discount rate	5.17%	4.58%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of June 30, 2023 were as follows:

Fiscal Year	Totals
2024	$14,195
2025	14,173
2026	12,921
2027	12,669
2028	11,347
Thereafter	27,349
Total lease payments	92,654
Less: imputed interest	(15,423)
Present value of operating lease liabilities	$77,231
During fiscal 2023, 2022 and 2021 the Company recognized operating lease expense of $13,763, $14,332, and $11,714, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at June 30, 2023.

K.Income Taxes
The components of income before income taxes and income tax (benefit) provision were as follows:

	Fiscal Years
	2023	2022	2021
(Loss) income before income taxes:
United States	$(42,864)	$24,286	$85,101
Foreign	(5,678)	(5,891)	(7,928)
	$(48,542)	$18,395	$77,173
Tax (benefit) provision:
Federal:
Current	$33,898	$3,857	$12,157
Deferred	(54,010)	(230)	(995)
	(20,112)	3,627	11,162
State:
Current	10,054	3,626	6,271
Deferred	(10,200)	(2,721)	(2,689)
	(146)	905	3,582
Foreign:
Current	104	2,535	435
Deferred	(53)	53	(50)
	51	2,588	385
	$(20,207)	$7,120	$15,129
The following is the reconciliation between the statutory Federal income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2023	2022	2021
Tax provision (benefit) at federal statutory rates	(21.0)%	21.0%	21.0%
State income tax, net of federal tax benefit	(5.4)	8.1	6.7
Research and development tax credits	(15.1)	(39.5)	(10.9)
Provision to return	(0.7)	10.3	(1.3)
Excess tax (benefit) provision related to stock compensation	2.6	5.3	(3.7)
Foreign income tax rate differential	0.2	2.3	0.9
Non-deductible compensation	1.0	20.9	3.6
Acquisition costs	—	1.2	0.4
Reserves for unrecognized income tax benefits	(6.9)	5.4	1.3
Valuation allowance	3.8	4.3	1.9
Foreign derived intangible income	(1.4)	(1.6)	(0.4)
Meals and entertainment	0.6	0.8	0.1
Other	0.7	0.2	—
	(41.6)%	38.7%	19.6%
The effective tax rate for fiscal 2023 differed from the Federal statutory rate primarily due to Federal and state research and development tax credits, releases to reserves for unrecognized income tax benefits and state taxes, partially offset by valuation allowances recorded and excess tax provisions related to stock compensation.
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
During fiscal 2023, 2022 and 2021 the Company recognized a tax provision (benefit) of $1,244, $977 and $(2,831) related to stock compensation, respectively.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. We expect the impact of this legislation to be immaterial.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 ("TCJA") requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. The cash outflow from this provision was $26,400 in fiscal 2023.
The components of the Company’s net deferred tax assets (liabilities) were as follows:

	As of
	June 30, 2023	July 1, 2022
Deferred tax assets:
Inventory valuation and receivable allowances	$18,095	$17,248
Accrued compensation	3,127	5,970
Stock compensation	5,149	6,154
Federal and state tax credit carryforwards	14,287	20,294
Other accruals	2,705	1,503
Research and development expenditures	63,114	—
Deferred compensation	930	930
Federal and state net operating loss carryforward	774	5,275
Foreign net operating loss carryforward	3,166	1,859
Operating lease liabilities	19,968	21,988
Deferred revenue	1,260	743
Other	1,065	307
	133,640	82,271
Valuation allowance	(14,785)	(15,349)
Total deferred tax assets	118,855	66,922
Deferred tax liabilities:
Prepaid expenses	(1,710)	(1,815)
Property and equipment	(15,798)	(19,766)
Intangible assets	(54,550)	(59,628)
Operating lease right-of-use assets, net	(17,077)	(17,985)
Gain on interest rate swap	(2,400)	—
Other	(221)	(126)
Total deferred tax liabilities	(91,756)	(99,320)
Net deferred tax assets (liabilities)	$27,099	$(32,398)
At June 30, 2023, the Company evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realizable, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company's past and recent operating performance and results, future taxable income including the reversal of existing deferred tax liabilities, and tax planning strategies. The Company continues to conclude that its net deferred tax assets in Switzerland are not more likely than not to be realized, and as such, continues to maintain a valuation allowance on such net deferred tax assets. The Company also continues to conclude that certain state research and development tax credits carryforwards are not more likely than not to be realized, and as such, continues to maintain a valuation allowance on these carryforwards. The Company continues to conclude that all other deferred tax assets are more likely than not to be realized. Any future changes in the valuation allowance will impact the Company's income tax provision.
Fiscal 2023 includes the impact of the TCJA, which requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes.
The Company has state research and development tax credit carryforwards of $11,697, which will expire starting in fiscal year 2024 through fiscal year 2038.
The Company has acquired Federal net operating loss carryforwards of $188, which have an unlimited carryforward period. The Company has acquired state net operating loss carryforwards of $11,170, which will expire starting in fiscal year 2040. The Company has foreign net operating loss carryforwards of $21,551, which will expire starting in fiscal year 2028 through fiscal year 2043. The Company maintains a valuation allowance on the majority of the foreign net operating loss carryforward.
The Company is subject to taxation in the U.S. (Federal and state) and various foreign jurisdictions that it operates in. The Company has established income tax reserves for potential additional income taxes based upon management’s assessment, including recognition and measurement. All income tax reserves are analyzed quarterly, and adjustments are made as events occur and warrant modification.
The changes in the Company’s income tax reserves for gross unrecognized income tax benefits, including interest and penalties, are summarized as follows:

	Fiscal Years
	2023	2022
Unrecognized tax benefits, beginning of period	$9,112	$7,467
Increases for tax positions taken related to a prior period	—	160
Increases for tax positions taken during the current period	1,260	990
Decreases for tax positions taken by an acquired company	(2,679)	615
Decreases for tax positions taken related to a prior period	(191)	—
Decreases for settlements of previously recognized positions	(93)	(92)
Decreases as a result of a lapse of the applicable statute of limitations	(2,244)	(28)
Unrecognized tax benefits, end of period	$5,165	$9,112
The $5,165 of unrecognized tax benefits as of June 30, 2023, if released, would reduce the Company's income tax provision.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of gross interest and penalties accrued was $583 and $488 as of June 30, 2023 and July 1, 2022, respectively, and the amount of interest and penalties recognized in fiscal 2023 and 2022 was $96 and $172, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2017 through 2023.
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

On June 23 2021, Embedded Reps of America, LLC (“ERA”), a former sales representative, and James Mazzola, a principal of ERA, filed for binding arbitration related to the termination of ERA’s sales representative agreement raising multiple claims that aggregate to approximately $9,000 in direct damages, with treble damages requested on a number of those claims. ERA was a sales representative of Themis when Themis was acquired by Mercury. The sales representative agreement provided for termination by either party upon 30 days written notice with ERA entitled to commissions for orders obtained by ERA with product shipment occurring prior to termination. The Company responded to the complaint in July 2021. An arbitration proceeding was held during September 2022 with final motions in October 2022, and oral arguments in November 2022. The arbitrator issued its final ruling in January 2023, awarding ERA $72 in damages and fees.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi carve-out business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by NTS or MassDEP since the dates discussed above. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of our former CEO's resignation from the positions of President and Chief Executive Officer. The Board accepted the resignation effective June 24, 2023. In the notice, the former CEO claimed entitlement to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the "CIC Agreement") because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintain that the former CEO resigned without good reason. The parties must submit any dispute under the CIC Agreement to binding arbitration. The Company intends to contest vigorously any claims under the CIC Agreement and believe that the Company has strong arguments that our former CEO's claims lack merit. If the arbitrator rules in the Company's favor, the Company may still need to pay the former CEO's reasonable legal fees. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $12,900, based on the closing price of our common stock on June 26, 2023, plus legal fees and expenses, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter and estimate the potential range of exposure from $0 to $12,900, plus costs and attorneys' fees.
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
PURCHASE COMMITMENTS
As of June 30, 2023, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $127,134.
OTHER
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions are treated as a use of cash in financing activities in the Company's Statements of Cash Flows.

M.Debt
Revolving Credit Facilities
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of June 30, 2023, the Company's outstanding balance of unamortized deferred financing costs was $3,446, which is being amortized to Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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
As of June 30, 2023, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $511,500 against the Revolver as compared to $451,500 for the fiscal year ended July 1, 2022, resulting in interest expense of $25,159 and $5,806 for fiscal years ended June 30, 2023 and July 1, 2022, respectively. The current borrowing capacity as defined under the Revolver as of June 30, 2023 is approximately $865,000, of which we had outstanding borrowings against of $511,500. There were outstanding letters of credit of $963 as of June 30, 2023.

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
At June 30, 2023, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 30, 2023 and July 1, 2022 was a net liability of $4,151 and $4,660, respectively, which is recorded in other non-current liabilities on the Consolidated Balance Sheets. The Company recorded a net gain of $142 and $4,739 in AOCI during the fiscal years ended June 30, 2023 and July 1, 2022, respectively. Total employer contributions to the Plan were $1,158 during the year ended June 30, 2023, and the Company's total expected employer contributions to the Plan during fiscal 2024 are $1,122.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2024	$1,312
2025	1,367
2026	1,064
2027	1,433
2028	1,550
Thereafter (next 5 years)	8,905
Total	$15,631

The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended June 30, 2023 and July 1, 2022:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Service cost	$1,068	$1,405
Interest cost	463	83
Expected return on assets	(379)	(272)
Amortization of prior service cost	(203)	(190)
Amortization net of loss	—	5
Settlement loss recognized	(509)	—
Net periodic benefit cost	$440	$1,031
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended June 30, 2023 and July 1, 2022:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Discount rate	1.95%	1.70%
Expected rate of return on Plan assets	1.95%	1.70%
Expected inflation	1.00%	1.00%
Rate of compensation increases	1.50%	1.50%
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

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Projected benefit obligation, beginning	$25,509	$28,614
Service cost	1,068	1,405
Interest cost	463	83
Employee contributions	1,439	2,606
Actuarial gain	(516)	(4,720)
Benefits paid	(246)	(1,444)
Settlements	(4,770)	—
Foreign exchange gain (loss)	1,763	(1,035)
Projected benefit obligation at end of year	$24,710	$25,509
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022
Fair value of Plan assets, beginning	$20,849	$18,807
Actual return on Plan assets	700	514
Company contributions	1,158	1,056
Employee contributions	1,439	2,606
Benefits paid	(246)	(1,444)
Settlements	(4,770)	—
Foreign exchange gain (loss)	1,429	(690)
Fair value of Plan assets at end of year	$20,559	$20,849
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	June 30, 2023	July 1, 2022
Projected benefit obligation at end of year	$24,710	$25,509
Fair value of plan assets at end of year	20,559	20,849
Funded status	$(4,151)	$(4,660)
The fair value of Plan assets were $20,559 at June 30, 2023. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended June 30, 2023 or July 1, 2022. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 30, 2023, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,705 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at June 30, 2023. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. Expense recognized by the Company for matching contributions related to the 401(k) plan was $15,665, $7,603, and $7,876 during the fiscal years ended June 30, 2023, July 1, 2022, and July 2, 2021, respectively.

O.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHELF REGISTRATION STATEMENT
On September 14, 2020, the Company filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities; preferred stock; common stock; warrants; and units. The Company has an unlimited amount available under the shelf registration statement. The Company intends to file a renewal of the S-3ASR in September 2023 upon the expiration of the three-year term of the current shelf registration statement.
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
On October 26, 2022 the Stockholder Rights Plan and the Rights thereunder expired.
P.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) on July 23, 2018. The 2018 Plan became effective upon the approval of shareholders at the Company’s annual meeting held on October 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 6,782 shares, with an additional 710 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”) and increases of 3,000 and 2,000 shares approved by the Company's shareholders on October 28, 2020 and October 26, 2022, respectively. The 2018 Plan replaced the 2005 Plan. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. There were 3,512 shares available for future grant under the 2018 Plan at June 30, 2023.
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
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. The number of shares issued under the ESPP during fiscal years 2023, 2022 and 2021 was 145, 115 and 101, respectively. Shares available for future purchase under the ESPP totaled 168 at June 30, 2023.

STOCK AWARD ACTIVITY

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2021	1,013	$70.77
Granted	1,993	52.70
Vested	(477)	61.42
Forfeited	(224)	66.66
Outstanding at July 1, 2022	2,305	$57.47
Granted	298	51.90
Vested	(738)	60.89
Forfeited	(526)	55.66
Outstanding at June 30, 2023	1,339	$54.45
The total fair value of restricted stock awards vested during fiscal years 2023, 2022 and 2021 was $25,587, $25,533 and $34,342, respectively.
Non-vested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2023, there was $50,292 of total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock plans that is expected to be recognized over a weighted-average period of 1.8 years from June 30, 2023.
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718. The Company had $1,215 and $1,229 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of June 30, 2023 and July 1, 2022, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Cost of revenues	$2,926	$2,161	$2,037
Selling, general and administrative	18,335	30,116	21,866
Research and development	6,492	6,016	4,387
Stock-based compensation expense before tax	27,753	38,293	28,290
Income taxes	(7,216)	(10,339)	(7,355)
Stock-based compensation expense, net of income taxes	20,537	$27,954	$20,935
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

The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 30, 2023
Net revenues to unaffiliated customers	$927,003	$46,857	$22	$—	$973,882
Inter-geographic revenues	2,764	447	—	(3,211)	—
Net revenues	$929,767	$47,304	$22	$(3,211)	$973,882
Identifiable long-lived assets (1)	$116,381	$3,173	$—	$—	$119,554
YEAR ENDED JULY 1, 2022
Net revenues to unaffiliated customers	$945,600	$41,390	$1,207	$—	$988,197
Inter-geographic revenues	2,578	2,408	—	(4,986)	—
Net revenues	$948,178	$43,798	$1,207	$(4,986)	$988,197
Identifiable long-lived assets (1)	$122,712	$4,476	$3	$—	$127,191
YEAR ENDED JULY 2, 2021
Net revenues to unaffiliated customers	$876,479	$47,119	$398	$—	$923,996
Inter-geographic revenues	1,561	1,985	—	(3,546)	—
Net revenues	$878,040	$49,104	$398	$(3,546)	$923,996
Identifiable long-lived assets (1)	$123,009	$5,509	$6	$—	$128,524
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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Domestic (1)	$865,216	$861,125	$795,988
International/Foreign Military Sales (2)	108,666	127,072	128,008
Total Net Revenue	$973,882	$988,197	$923,996
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

The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Radar (1)	$229,467	$251,126	$289,172
Electronic Warfare (2)	144,554	157,676	139,168
Other Sensor and Effector (3)	112,659	104,114	98,112
Total Sensor and Effector	486,680	512,916	526,452
C4I (4)	414,143	399,816	307,978
Other (5)	73,059	75,465	89,566
Total Net Revenues	$973,882	$988,197	$923,996
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
(5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Components (1)	$197,180	$167,333	$176,234
Modules and Sub-assemblies (2)	200,281	167,242	156,557
Integrated Subsystems (3)	576,421	653,622	591,205
Total Net Revenues	$973,882	$988,197	$923,996
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
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Airborne (1)	$506,264	$506,549	$416,877
Land (2)	157,505	158,782	182,591
Naval (3)	136,954	155,588	187,205
Other (4)	173,159	167,278	137,323
Total Net Revenues	$973,882	$988,197	$923,996
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
(4) All platforms other than Airborne, Land or Naval.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	June 30, 2023	July 1, 2022	July 2, 2021
RTX Corporation	14%	14%	19%
Lockheed Martin Corporation	13%	10%	15%
Northrop Grumman	11%	*	*
U.S. Navy	*	14%	12%
	38%	38%	46%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended June 30, 2023, July 1, 2022 and July 2, 2021.

R.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 7, 2022, the Company entered into an interest rate Swap (the “initial Swap”) with JP Morgan Chase Bank, N.A. (“JPMorgan”) for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver. The initial Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The initial Swap matured on February 28, 2027, coterminous with the maturity of the Revolver. The initial Swap established a fixed interest rate on the first $300,000 of the Company's outstanding borrowings against the Revolver obligation at 3.25%.
On September 29, 2022, the Company terminated the initial Swap. At the time of termination, the fair value of the initial Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows. The Company is amortizing the gain over the term of the Revolver and during the twelve months ended June 30, 2023, the Company amortized $1,017 of the gain, which is included within Accumulated other comprehensive (loss) income.
Following the termination of the initial Swap, the Company entered a new Swap agreement (“the Swap”) on September 29, 2022 with JPMorgan. The Swap fixes $300,000 of the total $511,500 existing borrowings of outstanding borrowings under the Revolver at a rate of 3.79%. The Swap matures on February 28, 2027, coterminous with the maturity of the Revolver. As of June 30, 2023, the fair value of the hedge was an asset of $3,523 and is included within Other non-current assets in the Company's Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of June 30, 2023, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
S.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
The Company has initiated several immediate cost savings measures that simplify the Company’s organizational structure, facilitate clearer accountability, and align to the Company’s priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reduce selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with the Company’s priority areas. On July 20, 2023, the Company executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, the Company approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminates approximately 150 positions, resulting in expected restructuring charges of approximately $9,000. These charges are for employee separation costs and will be classified as restructuring and other charges within the Company’s Statement of Operations and Other Comprehensive Income for the fiscal quarter ending September 29, 2023.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 30, 2023 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 30, 2023 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2023. The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2023 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2023 and July 1, 2022
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended June 30, 2023, July 1, 2022, and July 2, 2021
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2023, July 1, 2022, and July 2, 2021
Consolidated Statements of Cash Flows for the years ended June 30, 2023, July 1, 2022, and July 2, 2021
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

ITEM 16.         FORM 10-K SUMMARY
None.

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2023, JULY 1, 2022, and JULY 2, 2021
(In thousands)
Allowance for Credit Losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2023	$2,074	$408	$15	$1,132	$1,335
2022	$1,720	$530	$151	$25	$2,074
2021	$1,451	$514	$199	$46	$1,720
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2023	$15,349	$906	$(1,470)	$—	$14,785
2022	$15,257	$1,232	$(1,140)	$—	$15,349
2021	$11,264	$2,035	$1,958	$—	$15,257

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 88, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 15, 2023.

MERCURY SYSTEMS, INC.

By	/s/ DAVID E. FARNSWORTH
David E. Farnsworth EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND TREASURER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ WILLIAM L. BALLHAUS	President, Chief Executive Officer and Director (principal executive officer)	August 15, 2023
William L. Ballhaus
/S/ DAVID E. FARNSWORTH	Executive Vice President, Chief Financial Officer, and Treasurer (principal financial officer)	August 15, 2023
David E. Farnsworth
/S/ MICHELLE M. MCCARTHY	Vice President, Chief Accounting Officer (principal accounting officer)	August 15, 2023
Michelle M. McCarthy
/S/ WILLIAM K. O'BRIEN	Chairman of the Board of Directors	August 15, 2023
William K. O'Brien
/S/ ORLANDO P. CARVALHO	Director	August 15, 2023
Orlando P. Carvalho
/S/ GERARD J. DEMURO	Director	August 15, 2023
Gerard J. DeMuro
/S/ LISA S. DISBROW	Director	August 15, 2023
Lisa S. Disbrow
/S/ MARY LOUISE KRAKAUER	Director	August 15, 2023
Mary Louise Krakauer
/S/ ROGER A. KRONE	Director	August 15, 2023
Roger A. Krone
/S/ HOWARD L. LANCE	Director	August 15, 2023
Howard L. Lance
/S/ BARRY R. NEARHOS	Director	August 15, 2023
Barry R. Nearhos
/S/ SCOTT OSTFELD	Director	August 15, 2023
Scott Ostfeld
/S/ DEBORA A. PLUNKETT	Director	August 15, 2023
Debora A. Plunkett

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.1.6	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 29, 2021)
3.2	Bylaws, amended and restated, effective as of October 26, 2022 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on October 28, 2022)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
10.1*	1997 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2022)
10.2*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.3*†	2018 Stock Incentive Plan, as amended and restated
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

10.5*
Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.9.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.6†	Compensation Policy for Non-Employee Directors
10.7.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.7.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.7.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.7.4
Amendment No. 4 to Credit Agreement, dated February 28, 2022, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2022)

10.8*
Form of Severance Benefits Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2019)

10.10*	Letter Agreement, dated June 20, 2023, between the Company and David E. Farnsworth (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 29, 2023)
10.11*
Letter Agreement, dated September 15, 2021, between the Company and James M. Stevison (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report for the fiscal quarter ended September 30, 2022)

10.12*
Letter Agreement, dated September 17, 2021, between the Company and Charles R. Wells, IV (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report for the fiscal quarter ended September 30, 2022)

10.13
Voting Agreement, dated July 6, 2023, by and between Mercury Systems, Inc. and JANA     Partners LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 6, 2023)

19.1†	Insider Trading Policy
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM NO.	DESCRIPTION OF EXHIBIT
101†	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.