Form 10-Q
period 2023-09-29
MERCURY SYSTEMS INC
filed 2023-11-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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

Shares of Common Stock outstanding as of October 31, 2023: 59,277,051 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 29, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$89,369	$71,563
Accounts receivable, net of allowance for credit losses of $820 and $1,335 at September 29, 2023 and June 30, 2023, respectively	91,448	124,729
Unbilled receivables and costs in excess of billings	388,555	382,558
Inventory	362,910	337,216
Prepaid expenses and other current assets	22,422	20,952
Total current assets	954,704	937,018
Property and equipment, net	117,174	119,554
Goodwill	938,093	938,093
Intangible assets, net	285,551	298,051
Operating lease right-of-use assets, net	60,877	63,015
Deferred tax asset	39,919	27,099
Other non-current assets	4,446	8,537
Total assets	$2,400,764	$2,391,367
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,825	$103,986
Accrued expenses	33,660	28,423
Accrued compensation	17,717	30,419
Income taxes payable	—	13,874
Deferred revenues and customer advances	58,116	56,562
Total current liabilities	205,318	233,264
Income taxes payable	5,166	5,166
Long-term debt	576,500	511,500
Operating lease liabilities	64,168	66,797
Other non-current liabilities	8,800	7,955
Total liabilities	859,952	824,682
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 57,273,559 and 56,961,665 shares issued and outstanding at September 29, 2023 and June 30, 2023, respectively	573	570
Additional paid-in capital	1,205,573	1,196,847
Retained earnings	320,731	357,439
Accumulated other comprehensive income	13,935	11,829
Total shareholders’ equity	1,540,812	1,566,685
Total liabilities and shareholders’ equity	$2,400,764	$2,391,367

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	September 29, 2023	September 30, 2022
Net revenues	$180,991	$227,579
Cost of revenues	130,464	149,484
Gross margin	50,527	78,095
Operating expenses:
Selling, general and administrative	35,794	38,943
Research and development	31,872	27,766
Amortization of intangible assets	12,547	14,574
Restructuring and other charges	9,546	1,508
Acquisition costs and other related expenses	969	2,498
Total operating expenses	90,728	85,289
Loss from operations	(40,201)	(7,194)
Interest income	103	29
Interest expense	(7,863)	(4,547)
Other expense, net	(1,774)	(3,645)
Loss before income taxes	(49,735)	(15,357)
Income tax benefit	(13,027)	(1,022)
Net loss	$(36,708)	$(14,335)
Basic net loss per share	$(0.64)	$(0.26)
Diluted net loss per share	$(0.64)	$(0.26)

Weighted-average shares outstanding:
Basic	57,105	55,931
Diluted	57,105	55,931

Comprehensive loss:
Net loss	$(36,708)	$(14,335)
Change in fair value of derivative instruments, net of tax	1,742	4,420
Foreign currency translation adjustments	420	429
Pension benefit plan, net of tax	(56)	48
Total other comprehensive income, net of tax	2,106	4,897
Total comprehensive loss	$(34,602)	$(9,438)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	187	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	125	1	4,637	—	—	4,638
Stock-based compensation	—	—	4,091	—	—	4,091
Net loss	—	—	—	(36,708)	—	(36,708)
Other comprehensive income	—	—	—	—	2,106	2,106
Balance at September 29, 2023	57,274	$573	$1,205,573	$320,731	$13,935	$1,540,812

	For the First Quarter Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	418	4	(4)	—	—	—
Issuance of common stock under defined contribution plan	83	1	4,122	—	—	4,123
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	7,123	—	—	7,123
Net loss	—	—	—	(14,335)	—	(14,335)
Other comprehensive income	—	—	—	—	4,897	4,897
Balance at September 30, 2022	56,180	$562	$1,156,501	$371,439	$10,428	$1,538,930

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(36,708)	$(14,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,692	23,701
Stock-based compensation expense	4,117	7,249
Share-based matching contributions on defined contribution plan	4,841	3,680
Benefit for deferred income taxes	(12,795)	(814)
Other non-cash items	186	(1,301)
Cash settlement for termination of interest rate swap	7,403	5,995
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, unbilled receivables, and costs in excess of billings	27,046	(47,257)
Inventory	(27,630)	(18,430)
Prepaid income taxes	(765)	(2,220)
Prepaid expenses and other current assets	(1,813)	(11,946)
Other non-current assets	2,315	2,654
Accounts payable, accrued expenses, and accrued compensation	(13,020)	(17,788)
Deferred revenues and customer advances	1,760	8,270
Income taxes payable	(13,863)	(501)
Other non-current liabilities	(2,834)	(2,996)
Net cash used in operating activities	(39,068)	(66,039)
Cash flows from investing activities:
Purchases of property and equipment	(8,015)	(7,328)
Other investing activities	—	50
Net cash used in investing activities	(8,015)	(7,278)
Cash flows from financing activities:
Borrowings under credit facilities	65,000	60,000
Purchase and retirement of common stock	—	(63)
Net cash provided by financing activities	65,000	59,937
Effect of exchange rate changes on cash and cash equivalents	(111)	(293)
Net increase (decrease) in cash and cash equivalents	17,806	(13,673)
Cash and cash equivalents at beginning of period	71,563	65,654
Cash and cash equivalents at end of period	$89,369	$51,981
Cash paid during the period for:
Interest	$6,417	$3,713
Income taxes	$14,568	$4,131
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$6,192	$507
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2023 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2023. The results for the first quarter ended September 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2024 are to the quarter ended September 29, 2023. There were 13-weeks during the first quarters ended September 29, 2023 and September 30, 2022, respectively.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, Spain and Canada. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss and were immaterial for all periods presented.
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

ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from the Company. Pursuant to the RPA, Bank of the West may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the Purchase Agreement, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600. On June 21, 2023, the Company further amended the RPA with BMO Harris Bank (as successor in interest to Bank of the West) to increase the capacity from $30,600 to $60,000.
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
The Company had $28,826 factored in accounts receivables as of September 29, 2023 and incurred factoring fees of approximately $308 for the first quarter ended September 29, 2023. The Company did not factor any accounts receivable or incur any factoring fees for the first quarter ended September 30, 2022.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of September 29, 2023.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 42% and 37% of revenues for the first quarters ended September 29, 2023 and September 30, 2022 respectively.
The Company also engages in contracts for development, production and service activities and recognizes revenue for performance obligations over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Over time contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material contracts.
Total revenue recognized over time was 58% and 63% of total revenues for the first quarters ended September 29, 2023 and September 30, 2022, respectively.
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
All revenues are reported net of government assessed taxes (e.g., sales taxes or value-added taxes). Refer to Note K for disaggregation of revenue for the period.
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
The contract asset balances were $388,555 and $382,558 as of September 29, 2023 and June 30, 2023, respectively. The contract asset balance increased due to the timing of revenue on certain large overtime contracts as compared to timing of hardware delivery and related billing events on long-standing contract asset balances during the first quarter ended September 29, 2023. The contract liability balances were $58,569 and $57,142 as of September 29, 2023 and June 30, 2023, respectively.
Revenue recognized for the first quarter ended September 29, 2023 that was included in the contract liability balance at June 30, 2023 was $21,015. Revenue recognized for the first quarter ended September 30, 2022 that was included in the contract liability balance at July 2, 2022 was $4,669.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 29, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $557,347. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Basic weighted-average shares outstanding	57,105	55,931
Effect of dilutive equity instruments	—	—
Diluted weighted-average shares outstanding	57,105	55,931
Equity instruments to purchase 1,912 and 416 shares of common stock were not included in the calculation of diluted net loss per share for the first quarters ended September 29, 2023 and September 30, 2022, respectively, because the equity instruments were anti-dilutive.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has evaluated recently issued accounting pronouncements and determined there are no recently issued accounting pronouncements that require disclosure.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2023, the company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This adoption did not have an impact to the Company's consolidated financial statements or related disclosures.

C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of September 29, 2023:

	Fair Value Measurements
	September 29, 2023	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,548	$—	$1,548	$—
Total	$1,548	$—	$1,548	$—
The carrying values of cash and cash equivalents, including money market funds, restricted cash, accounts receivable and payable, contract assets and liabilities and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company determined the carrying value of long-term debt approximated fair value due to variable interest rates charged on the borrowings, which reprice frequently. During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”).
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of September 29, 2023, the fair value of the September 2023 Swap was a liability of $1,548 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of June 30, 2023:

	Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$3,523	$—	$3,523	$—
Total assets measured at fair value	$3,523	$—	$3,523	$—
The fair value of interest rate hedging agreement entered on September 29, 2022 ("the Swap") is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 30, 2023, the fair value of the Swap was an asset of $3,523 and is included within Other non-current assets in the Company's Consolidated Balance Sheets. The Company terminated the Swap during the first quarter ended September 29, 2023.
Refer to Note M for further information regarding the September 2023 Swap and the termination of the Swap.
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

	As of
	September 29, 2023	June 30, 2023
Raw materials	$235,921	$229,984
Work in process	101,086	81,930
Finished goods	25,903	25,302
Total	$362,910	$337,216

E.Goodwill
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
There has been no change to the carrying amount of goodwill during the first quarter ended September 29, 2023.
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

F.Restructuring
During the first quarter ended September 29, 2023, the Company initiated several immediate cost savings measures that simplify the Company’s organizational structure, facilitate clearer accountability, and align to the Company’s priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with the Company’s priority areas. On July 20, 2023, the Company executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, the Company approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9,546 of severance costs.
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
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 30, 2023	$1,529
Restructuring charges	9,546
Cash paid	(4,087)
Balance at September 29, 2023	$6,988
G.Income Taxes
The Company recorded an income tax benefit of $13,027 and $1,022 on a loss before income taxes of $49,735 and $15,357 for the first quarters ended September 29, 2023 and September 30, 2022, respectively.
For the first quarter ended September 29, 2023, the Company calculated the U.S. income tax benefit using the discrete method as though the three-month period was the annual period as this was more appropriate given the facts and circumstances. The Company determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by FASB ASC 740, Income Taxes is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method.
The effective tax rate for the first quarter ended September 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits and state taxes. The effective tax rate for the first quarter ended September 30, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes.
During the first quarters ended September 29, 2023 and September 30, 2022, the Company recognized a tax provision of $1,215 and $1,611 related to stock compensation shortfalls, respectively.

H.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the revolving credit facility (the "Revolver") to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of September 29, 2023, the Company's outstanding balance of unamortized deferred financing costs was $3,211, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver.
As of September 29, 2023, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $576,500 against the Revolver, resulting in interest expense of $7,863 for the first quarter ended September 29, 2023. The borrowing capacity as defined under the Revolver as of September 29, 2023 is approximately $766,500, less outstanding borrowings of $576,500. There were outstanding letters of credit of $963 as of September 29, 2023.
I.Employee Benefit Plan
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 29, 2023 was a net liability of $4,073, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net loss of $56 in AOCI during the first quarter ended September 29, 2023. The Company recorded a net gain of $48 in AOCI during the first quarter ended September 30, 2022. The Company recognized net periodic benefit costs of $207 associated with the Plan for the first quarter ended September 29, 2023. The Company recognized net periodic benefit costs of $221 associated with the Plan for the first quarter ended September 30, 2022. The Company's total expected employer contributions to the Plan during fiscal 2024 are $1,125.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' eligible annual compensation up to 6% in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,501 and $2,705 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at September 29, 2023 and June 30, 2023, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the first quarter ended September 29, 2023, the Company recognized share-based matching contributions related to the 401(k) plan of $4,841 as compared to $3,680 during the first quarter ended September 30, 2022.

J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At September 29, 2023, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 598 available shares for future grant under the 2018 Plan at September 29, 2023.
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
EMPLOYEE STOCK PURCHASE PLAN
At September 29, 2023, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were no shares issued under the ESPP during the first quarters ended September 29, 2023 and September 30, 2022, respectively. Shares available for future purchase under the ESPP totaled 168 at September 29, 2023.
STOCK OPTION AND AWARD ACTIVITY
On August 15, 2023, the Company announced that William L. Ballhaus was appointed as the Company’s President and Chief Executive Officer. Mr. Ballhaus received an onboarding grant of premium-priced stock options ("New Hire Option") under the 2018 Plan. The Company and Mr. Ballhaus are parties to an employment agreement, which is included in exhibit 10.1 on Form 8-K filed by the Company with the SEC on August 15, 2023.
The New Hire Option is granted in four (4) tranches as follows: (w) 233,500 shares of the Company’s common stock with an exercise price equal to $42.00 (“Tranche 1”); (x) 233,500 shares of the Company’s common stock with an exercise price equal to $43.00 (“Tranche 2”); (y) 233,500 shares of the Company’s common stock with an exercise price equal to $46.00 (“Tranche 3”); and (z) 233,500 shares of the Company’s common stock with an exercise price equal to $49.00 (“Tranche 4”). Tranche 1 and Tranche 2 shall become vested and exercisable on the third anniversary of August 17, 2023 ("the Initial Grant Date") (subject to the Executive’s continued employment through such date) and shall expire on the fourth anniversary of the Initial Grant Date. Tranche 3 and Tranche 4 shall become vested and exercisable on the fourth anniversary of the Initial Grant Date (subject to the Executive’s continued employment through such date) and shall expire on the fifth anniversary of the Initial Grant Date.

The following table summarizes activity of the Company's stock option plans since June 30, 2023:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 9/29/23
Outstanding at June 30, 2023	—	$—	$—	—	—
Granted	934	12.71	45.00
Exercised	—		—
Canceled	—		—
Outstanding at September 29, 2023	934	$12.71	$45.00	3.42	—
Exercisable at September 29, 2023	—	$—	$—	—	—
There was no options vested or exercised during the first quarter ended September 29, 2023. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 29, 2023, there was $11,351 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 3.42 years from September 29, 2023.
The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company calculated the fair values of the options grants using the following weighted-average assumptions:

First Quarter Ended
September 29, 2023
Expected volatility	45%
Expected term	4 years
Risk-free interest rate	4.44%
Expected dividend yield	—%
Weighted-average grant date fair value per share	$12.71
The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The expected life of options has been determined using the average of the contractual term and the weighted average vesting term of the options. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period. There was no stock options granted during fiscal year ended June 30, 2023.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2023:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,339	$54.45
Granted	1,131	36.90
Vested	(187)	64.43
Forfeited	(198)	52.88
Outstanding at September 29, 2023	2,085	$44.28

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,188 and $1,215 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended September 29, 2023 and June 30, 2023, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Cost of revenues	$816	$799
Selling, general and administrative	1,761	4,878
Research and development	1,540	1,572
Stock-based compensation expense before tax	4,117	7,249
Income taxes	(1,112)	(1,957)
Stock-based compensation expense, net of income taxes	$3,005	$5,292
K.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting (“ASC 280”) to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there has been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED SEPTEMBER 29, 2023
Net revenues to unaffiliated customers	$171,881	$9,104	$6	$—	$180,991
Inter-geographic revenues	1,719	92	—	(1,811)	—
Net revenues	$173,600	$9,196	$6	$(1,811)	$180,991
FIRST QUARTER ENDED SEPTEMBER 30, 2022
Net revenues to unaffiliated customers	$218,822	$8,752	$5	$—	$227,579
Inter-geographic revenues	147	204	—	(351)	—
Net revenues	$218,969	$8,956	$5	$(351)	$227,579

The Company offers a broad family of products and processing solutions designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, the Company seeks to leverage technology investments across multiple product lines and product solutions.
The Company’s products are typically compute-intensive and require extremely high bandwidth and high throughput. These processing solutions often must also meet significant size, weight and power ("SWaP") constraints for use in aircraft, unmanned aerial vehicles, ships and other platforms and be ruggedized for use in harsh environments. The Company's products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Domestic(1)	$146,467	$205,830
International/Foreign Military Sales(2)	34,524	21,749
Total Net Revenue	$180,991	$227,579
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
The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Radar(1)	$28,559	$53,408
Electronic Warfare(2)	28,141	35,089
Other Sensor & Effector(3)	21,166	21,203
Total Sensor & Effector	77,866	109,700
C4I(4)	91,204	104,041
Other(5)	11,921	13,838
Total Net Revenue	$180,991	$227,579
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Components(1)	$37,509	$34,807
Modules and Sub-assemblies(2)	37,533	44,004
Integrated Subsystems(3)	105,949	148,768
Total Net Revenue	$180,991	$227,579

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
The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Airborne(1)	$107,734	$127,260
Land(2)	23,650	33,932
Naval(3)	26,675	33,735
Other(4)	22,932	32,652
Total Net Revenues	$180,991	$227,579
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
September 29, 2023	$114,041	$3,133	$117,174
June 30, 2023	$116,381	$3,173	$119,554
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	September 29, 2023	September 30, 2022
Lockheed Martin Corporation	13%	16%
L3Harris	12%	*
Raytheon Technologies	11%	13%
U.S. Navy	*	12%
Northrop Grumman	*	10%
	36%	51%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended September 29, 2023 and September 30, 2022.
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

On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to the Company that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by NTS or MassDEP since the dates discussed above. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company's former CEO’s resignation from the positions of President and Chief Executive Officer. The Board accepted the resignation effective June 24, 2023. In the notice, the former CEO claimed entitlement to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). The Company responded and asserted its counterclaims in a filing with the AAA on November 1, 2023. The response by the former CEO is due in mid-November 2023, with further proceedings to be scheduled during 2024. The Company intends to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company's favor, the Company may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $12,900, based on the closing price of the Company's common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $12,900, plus costs and attorneys’ fees and compensation to our former CEO during the dispute.
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
PURCHASE COMMITMENTS
As of September 29, 2023, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $128,696.
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

M.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 29, 2022, the Company entered into the Swap with JP Morgan Chase Bank, N.A. ("JPMorgan") for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver at the time of the Swap. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap matures on February 28, 2027, coterminous with the maturity of the Revolver. The Swap established a fixed interest rate on the first $300,000 of the Company's outstanding borrowings against the Revolver obligation at 3.79%.
On September 28, 2023, the Company terminated the Swap. At the time of termination, the fair value of the Swap was an asset of $7,403. The Company received the cash settlement of $7,403 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows.
Following the termination of the Swap, the Company entered into the September 2023 Swap agreement on September 28, 2023 with JPMorgan for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $576,500 existing borrowings on Company's Revolver at 4.66%. The September 2023 Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The September 2023 Swap matures on February 28, 2027, coterminous with the maturity of the Revolver.
As of September 29, 2023, the fair value of the September 2023 Swap was a liability of $1,548 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the first quarter ended September 29, 2023, the Company amortized $339 of the previous unrealized gain associated with an interest swap entered into on September 7, 2022 and terminated on September 29, 2022, which is included within Other comprehensive income.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of September 29, 2023, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
Due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, the Company has proactively executed an amendment to its Revolver allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to achieve or maintain manufacturing quality certifications, such as AS9100, the impact of the COVID pandemic and supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and execution excellence initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, which difficulties may be impacted by the termination of the Company’s announced strategic review initiative, unanticipated challenges with the transition of the Company’s Chief Executive Officer and Chief Financial Officer roles, including any dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of September 29, 2023, we had 2,539 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended September 29, 2023 were $181.0 million, $36.7 million, $0.64, $0.24, and $2.0 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13-weeks included in the results of operations for the first quarters ended September 29, 2023 and September 30, 2022, respectively. The results for the first quarter ended September 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter ended September 29, 2023 compared to the first quarter ended September 30, 2022
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	September 29, 2023	As a % of Total Net Revenue	September 30, 2022	As a % of Total Net Revenue
Net revenues	$180,991	100.0%	$227,579	100.0%
Cost of revenues	130,464	72.1	149,484	65.7
Gross margin	50,527	27.9	78,095	34.3
Operating expenses:
Selling, general and administrative	35,794	19.8	38,943	17.1
Research and development	31,872	17.6	27,766	12.2
Amortization of intangible assets	12,547	6.9	14,574	6.4
Restructuring and other charges	9,546	5.3	1,508	0.7
Acquisition costs and other related expenses	969	0.5	2,498	1.1
Total operating expenses	90,728	50.1	85,289	37.5
Loss from operations	(40,201)	(22.2)	(7,194)	(3.2)
Interest income	103	0.1	29	—
Interest expense	(7,863)	(4.4)	(4,547)	(2.0)
Other expense, net	(1,774)	(1.0)	(3,645)	(1.5)
Loss before income taxes	(49,735)	(27.5)	(15,357)	(6.7)
Income tax benefit	(13,027)	(7.2)	(1,022)	(0.4)
Net loss	$(36,708)	(20.3)%	$(14,335)	(6.3)%
REVENUES
Total revenues decreased $46.6 million, or 20.5%, to $181.0 million during the first quarter ended September 29, 2023, as compared to $227.6 million during the first quarter ended September 30, 2022. The decrease was driven by our pivot to enhanced execution, including prioritizing our resource allocation to the completion of our challenged programs, and cash-efficient operating model, which was evidenced by the decrease of approximately $38.7 million in revenue recognized over time which represented 58% of total revenues during the first quarter ended September 29, 2023, as compared to 63% of total revenues during the first quarter ended September 30, 2022.
Specifically, with regard to our challenged programs which are recognized over time, we have recognized a majority of the revenue and related cost as we acquired material and applied labor over the period of performance to progress these programs in prior periods. As we continue to resolve technical challenges and complete these programs, which consumes a significant amount of operational capacity, the remaining revenues on these challenged programs are recognized, however these revenues represent a very small proportion of the total contract value. In addition, as we improve our management systems and focus efforts to more properly balance working capital, we are transitioning to a cash-efficient operating model to better align the timing of material receipts to labor resource availability and hardware delivery needs across our programs now that we have seen less disruption in the supply chain. This transition creates a near-term revenue timing dynamic.
Product grouping decreases were driven by the subsystems and modules and sub-assemblies product groupings which decreased $42.8 million and $6.5 million, respectively, partially offset by an increase to components grouping of $2.7 million. The decrease in total revenue was primarily driven by the radar, C4I and electronic warfare end applications decreases of $24.8 million, $12.8 million and $6.9 million, respectively. We experienced decreases across each platform during the first quarter ended September 29, 2023 when compared to the prior period; airborne, land and naval platforms decreased $19.5 million, $10.3 million and $7.1 million, respectively. The largest program decreases were related to the LTAMDS, P-8 and a secure processing program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the first quarters ended September 29, 2023 or September 30, 2022.

GROSS MARGIN
Gross margin was 27.9% for the first quarter ended September 29, 2023, a decrease of 640 basis points from the 34.3% gross margin realized during the first quarter ended September 30, 2022. The lower gross margin was primarily driven by program mix and related cost growth especially with regard to our challenged programs. Program mix in the first quarter ended September 29, 2023 continued to be weighted towards the execution of our challenged programs, most of which are development in nature, and carry lower gross margins. Certain of our challenged programs trend lower than average on gross margin as a result of costs associated with technical issues. The growth in estimated costs to complete since the prior year has significantly reduced the overall margins recognized on these programs through completion. Program cost growth resulted in an incremental impact of approximately $4.9 million to gross margin, or 410 basis points, when compared to the prior period. About $5.9 million of total cost growth impact in the quarter was attributable to the approximately 20 challenged programs, of which $4.7 million related to one program. In addition, we experienced higher manufacturing variances primarily related to certain non-recurring cost adjustments as well as inventory reserves.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $3.1 million, or 8.1%, to $35.8 million during the first quarter ended September 29, 2023, as compared to $38.9 million in the first quarter ended September 30, 2022. The decrease was primarily related to the savings realized from the reduction in force initiated on August 9, 2023, a decrease in share-based compensation expense of $3.1 million and lower bonus accrual.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $4.1 million, or 14.8%, to $31.9 million during the first quarter ended September 29, 2023, as compared to $27.8 million during the first quarter ended September 30, 2022. The increase during the first quarter ended September 29, 2023 was primarily due an increase in headcount as compared to the first quarter ended September 30, 2022 of approximately 30 positions. This increase was partially offset by increased Customer Funded Research and Development ("CRAD") of $3.1 million as a result of a higher mix of development programs execution during the first quarter ended September 29, 2023 as compared to the prior period.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $2.0 million to $12.5 million during the first quarter ended September 29, 2023, as compared to $14.6 million during the first quarter ended September 30, 2022, primarily due to the backlog intangible from our Avalex acquisition being fully amortized in fiscal 2023.
RESTRUCTURING AND OTHER CHARGES
During the first quarter ended September 29, 2023, we initiated several immediate cost savings measures that simplify our organizational structure, facilitate clearer accountability, and align our priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into our operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with our priority areas. On July 20, 2023, we executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, we approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9.5 million of severance costs. Restructuring and other charges during the first quarter ended September 30, 2022 primarily related to 1MPACT including $1.3 million of third party consulting costs and $0.2 million related to severance costs.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.0 million during the first quarter ended September 29, 2023 as compared to $2.5 million during the first quarter ended September 30, 2022. The acquisition costs and other related expenses during the first quarter ended September 29, 2023 includes $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors.

INTEREST EXPENSE
We incurred $7.9 million of interest expense during the first quarter ended September 29, 2023, as compared to $4.5 million during the first quarter ended September 30, 2022. The increase was driven by a higher interest rate and additional outstanding borrowings on our Revolver (the "Revolver"). As of the first quarter ended September 29, 2023, we had total borrowings of $576.5 million on our Revolver as compared to $511.5 million of total borrowings as of the first quarter ended September 30, 2022.
OTHER EXPENSE, NET
Other expense, net decreased to $1.8 million during the first quarter ended September 29, 2023, as compared to $3.6 million during the first quarter ended September 30, 2022. The first quarter ended September 29, 2023 includes net foreign currency translation losses of $1.0 million, $0.5 million of financing costs and litigation and settlement expenses of $0.5 million, partially offset by other income of $0.3 million. The first quarter ended September 30, 2022 includes net foreign currency translation losses of $1.8 million, $0.5 million of financing costs, and litigation and settlement expenses of $1.3 million.
INCOME TAXES
We recorded an income tax benefit of $13.0 million and $1.0 million on a loss before income taxes of $49.7 million and $15.4 million for the first quarters ended September 29, 2023 and September 30, 2022, respectively.
For the first quarter ended September 29, 2023, we calculated the U.S. income tax benefit using the discrete method as though the three-month period was the annual period as this was more appropriate given the facts and circumstances. We determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by FASB ASC 740, Income Taxes is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method.
The effective tax rate for the first quarter ended September 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits and state taxes. The effective tax rate for the first quarter ended September 30, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes.
During the first quarters ended September 29, 2023 and September 30, 2022, we recognized a tax provision of $1.2 million and $1.6 million related to stock compensation shortfalls, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We have experienced growth in our working capital balances and, in particular, related to unbilled receivables and inventory over the last several years. As we complete our challenged programs and then receive follow-on production awards, both unbilled receivables and inventory will convert to cash reducing our working capital balances to more appropriate operating levels.
Due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, we have proactively executed an amendment to our Revolver allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter.
Based on our current plans and business conditions, we believe that existing cash and cash equivalents, our available Revolver, cash generated from operations and our financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Shelf Registration Statement
On October 4, 2023, we filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities, preferred stock, common stock, warrants and units. We intend to use the proceeds from financings using the shelf registration statement for general corporate purposes, which may include the following:
•the acquisition of other companies or businesses;
•the repayment and refinancing of debt;
•capital expenditures;
•working capital; and
•other purposes as described in the prospectus supplement.
We have an unlimited amount available under the shelf registration statement.
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of September 29, 2023 is approximately $766.5 million, less outstanding borrowings of $576.5 million. See Note H in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA with BMO Harris Bank (as successor in interest to Bank of the West) to increase the capacity from $30.6 million to $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $28.8 million and $0.3 million, respectively, for the first quarter ended September 29, 2023. We did not factor any accounts receivable or incur any factoring fees for the first quarter ended September 30, 2022.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	September 29, 2023	September 30, 2022
Net cash used in operating activities	$(39,068)	$(66,039)
Net cash used in investing activities	$(8,015)	$(7,278)
Net cash provided by financing activities	$65,000	$59,937
Net increase (decrease) in cash and cash equivalents	$17,806	$(13,673)
Cash and cash equivalents at end of period	$89,369	$51,981
Our cash and cash equivalents increased by $17.8 million from June 30, 2023 to September 29, 2023, primarily as the result of $65.0 million of borrowings on our Revolver, partially offset by $39.1 million used in operating activities and $8.0 million invested in purchases of property and equipment.

Operating Activities
During the first quarter ended September 29, 2023, we had an outflow of $39.1 million in cash from operating activities compared to a $66.0 million outflow during the first quarter ended September 30, 2022. The lower outflow during the first quarter ended September 29, 2023 was primarily due to a $27.0 million inflow from accounts receivable, unbilled receivables and costs in excess of billings as compared to a $47.3 million outflow during the first quarter ended September 30, 2022. The first quarter ended September 29, 2023 also included cash settlement for termination of interest rate swap of $7.4 million, an incremental $1.4 million as compared to the prior period, and lower outflows of prepaid expenses and other current assets and accounts payable, accrued expenses, and accrued compensation. These increases were partially offset by higher outflows in the current period for inventory and lower deferred revenues and customer advances. Cash paid for income taxes and interest during the first quarter ended September 29, 2023 also increased by $10.4 million and $2.7 million, respectively, as compared to the first quarter ended September 30, 2022 further contributing to the decrease.
Investing Activities
During the first quarter ended September 29, 2023, we invested $8.0 million, an increase of $0.7 million, as compared to $7.3 million during the first quarter ended September 30, 2022 driven by $0.7 million higher purchases of property and equipment.
Financing Activities
During the first quarter ended September 29, 2023, we had $65.0 million of borrowings on our Revolver as compared to $60.0 million of net borrowings during the first quarter ended September 30, 2022.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 29, 2023:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$128,696	$128,696	$—	$—	$—
Operating leases	89,184	14,178	26,723	23,492	24,791
	$217,880	$142,874	$26,723	$23,492	$24,791
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $128.7 million at September 29, 2023.
We have a liability at September 29, 2023 of $5.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	September 29, 2023	September 30, 2022
Net loss	$(36,708)	$(14,335)
Other non-operating adjustments, net	731	1,797
Interest expense, net	7,760	4,518
Income tax benefit	(13,027)	(1,022)
Depreciation	10,145	9,127
Amortization of intangible assets	12,547	14,574
Restructuring and other charges	9,546	1,508
Impairment of long-lived assets	—	—
Acquisition, financing and other third party costs	1,332	2,864
Fair value adjustments from purchase accounting	177	(176)
Litigation and settlement expense, net	503	1,305
COVID related expenses	—	61
Stock-based and other non-cash compensation expense	8,951	10,940
Adjusted EBITDA	$1,957	$31,161
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted (loss) income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	September 29, 2023		September 30, 2022
Net loss and loss per share	$(36,708)	$(0.64)	$(14,335)	$(0.26)
Other non-operating adjustments, net	731		1,797
Amortization of intangible assets	12,547		14,574
Restructuring and other charges	9,546		1,508
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	1,332		2,864
Fair value adjustments from purchase accounting	177		(176)
Litigation and settlement expense, net	503		1,305
COVID related expenses	—		61
Stock-based and other non-cash compensation expense	8,951		10,940
Impact to income taxes(1)	(10,758)		(5,191)
Adjusted (loss) income and adjusted (loss) earnings per share(2)	$(13,679)	$(0.24)	$13,347	$0.24

Diluted weighted-average shares outstanding		57,105		56,347

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Loss per share and adjusted loss per share is calculated using basic shares whereas earnings per share and adjusted earnings per share is calculated using diluted shares. There was a $0.01 impact to the calculation of adjusted earnings per share as a result of this for the first quarter ended September 30, 2022.

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

The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	September 29, 2023	September 30, 2022
Net cash used in operating activities	$(39,068)	$(66,039)
Purchase of property and equipment	(8,015)	(7,328)
Free cash flow	$(47,083)	$(73,367)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the first quarters and first quarters ended September 29, 2023 and September 30, 2022, respectively:

(In thousands)	September 29, 2023	As a % of Total Net Revenue	September 30, 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$180,991	100%	$227,579	100%	$(46,588)	(20)%
Acquired revenue	—	—%	—	—%	—	—%
Total revenues	$180,991	100%	$227,579	100%	$(46,588)	(20)%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2023 to September 29, 2023.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2023. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above standard that MassDEP published for PFAS in October 2020. We have not been contacted by NTS or MassDEP since the dates discussed above. It is too early to determine what responsibility, if any, we may have for these environmental matters.
On June 19, 2023, our Board of Directors received notice of our former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. On September 19, 2023, our former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). We responded and asserted our counterclaims in a filing with the AAA on November 1, 2023. The response by our former CEO is due in mid-November 2023, with further proceedings to be scheduled during 2024. We intend to contest vigorously the claims under the CIC Agreement and believe that we have strong arguments that our former CEO’s claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $12.9 million, based on the closing price of our common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter, and we estimate the potential range of exposure from $0 to $12.9 million, plus costs and attorneys’ fees and compensation to our former CEO during the dispute.
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no changes from the factors disclosed in our 2023 Annual Report on Form 10-K filed on August 15, 2023, although we may disclose changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 5.     OTHER INFORMATION
During the quarter ended September 29, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 7, 2023.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer