Form 10-Q
period 2023-12-29
MERCURY SYSTEMS INC
filed 2024-02-06
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-41194
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

Shares of Common Stock outstanding as of January 31, 2024: 59,365,980 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 29, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$168,646	$71,563
Accounts receivable, net of allowance for credit losses of $737 and $1,335 at December 29, 2023 and June 30, 2023, respectively	82,737	124,729
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $2,313 and $0 at December 29, 2023 and June 30, 2023, respectively	351,003	382,558
Inventory	354,212	337,216
Prepaid income taxes	5,753	—
Prepaid expenses and other current assets	21,470	20,952
Total current assets	983,821	937,018
Property and equipment, net	114,361	119,554
Goodwill	938,093	938,093
Intangible assets, net	273,309	298,051
Operating lease right-of-use assets, net	65,657	63,015
Deferred tax asset	55,426	27,099
Other non-current assets	5,585	8,537
Total assets	$2,436,252	$2,391,367
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,060	$103,986
Accrued expenses	31,484	28,423
Accrued compensation	25,133	30,419
Income taxes payable	—	13,874
Deferred revenues and customer advances	81,044	56,562
Total current liabilities	225,721	233,264
Income taxes payable	5,166	5,166
Long-term debt	616,500	511,500
Operating lease liabilities	68,252	66,797
Other non-current liabilities	16,121	7,955
Total liabilities	931,760	824,682
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 57,563,733 and 56,961,665 shares issued and outstanding at December 29, 2023 and June 30, 2023, respectively	576	570
Additional paid-in capital	1,220,343	1,196,847
Retained earnings	275,150	357,439
Accumulated other comprehensive income	8,423	11,829
Total shareholders’ equity	1,504,492	1,566,685
Total liabilities and shareholders’ equity	$2,436,252	$2,391,367

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net revenues	$197,463	$229,588	$378,454	$457,167
Cost of revenues	165,943	148,628	296,407	298,112
Gross margin	31,520	80,960	82,047	159,055
Operating expenses:
Selling, general and administrative	44,470	45,057	80,264	84,000
Research and development	28,476	26,906	60,348	54,672
Amortization of intangible assets	12,270	13,536	24,817	28,110
Restructuring and other charges	2	2,069	9,548	3,577
Acquisition costs and other related expenses	231	939	1,200	3,437
Total operating expenses	85,449	88,507	176,177	173,796
Loss from operations	(53,929)	(7,547)	(94,130)	(14,741)
Interest income	29	220	132	249
Interest expense	(8,674)	(6,590)	(16,537)	(11,137)
Other (expense) income, net	(1,148)	846	(2,922)	(2,799)
Loss before income tax benefit	(63,722)	(13,071)	(113,457)	(28,428)
Income tax benefit	(18,141)	(2,151)	(31,168)	(3,173)
Net loss	$(45,581)	$(10,920)	$(82,289)	$(25,255)
Basic net loss per share	$(0.79)	$(0.19)	$(1.44)	$(0.45)
Diluted net loss per share	$(0.79)	$(0.19)	$(1.44)	$(0.45)

Weighted-average shares outstanding:
Basic	57,424	56,252	57,314	56,126
Diluted	57,424	56,252	57,314	56,126

Comprehensive loss:
Net loss	$(45,581)	$(10,920)	$(82,289)	$(25,255)
Change in fair value of derivative instruments, net of tax	(5,864)	(458)	(4,122)	3,962
Foreign currency translation adjustments	409	(35)	829	394
Pension benefit plan, net of tax	(57)	48	(113)	96
Total other comprehensive (loss) income, net of tax	(5,512)	(445)	(3,406)	4,452
Total comprehensive loss	$(51,093)	$(11,365)	$(85,695)	$(20,803)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 29, 2023	57,274	$573	$1,205,573	$320,731	$13,935	$1,540,812
Issuance of common stock under employee stock incentive plans	82	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	101	1	3,578	—	—	3,579
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	8,046	—	—	8,046
Net loss	—	—	—	(45,581)	—	(45,581)
Other comprehensive loss	—	—	—	—	(5,512)	(5,512)
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492

	For the Second Quarter Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 30, 2022	56,180	$562	$1,156,501	$371,439	$10,428	$1,538,930
Issuance of common stock under employee stock incentive plans	59	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	69	—	3,269	—	—	3,269
Stock-based compensation	—	—	10,865	—	—	10,865
Net loss	—	—	—	(10,920)	—	(10,920)
Other comprehensive loss	—	—	—	—	(445)	(445)
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092

	For the Six Months Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	269	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	226	2	8,215	—	—	8,217
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	12,137	—	—	12,137
Net loss	—	—	—	(82,289)	—	(82,289)
Other comprehensive loss	—	—	—	—	(3,406)	(3,406)
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492

	For the Six Months Ended December 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	477	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	152	1	7,391	—	—	7,392
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	17,988	—	—	17,988
Net loss	—	—	—	(25,255)	—	(25,255)
Other comprehensive income	—	—	—	—	4,452	4,452
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net loss	$(82,289)	$(25,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	44,885	50,934
Stock-based compensation expense	11,503	17,507
Stock-based matching contributions on defined contribution plan	7,652	6,427
Benefit for deferred income taxes	(28,432)	(22,334)
Other non-cash items	7,266	(991)
Cash settlement for termination of interest rate swap	7,403	5,995
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	69,715	(30,876)
Inventory	(15,503)	(40,215)
Prepaid income taxes	(5,818)	7,463
Prepaid expenses and other current assets	(366)	(4,768)
Other non-current assets	(2,697)	6,589
Accounts payable, accrued expenses, and accrued compensation	(18,173)	(28,825)
Deferred revenues and customer advances	24,098	23,871
Income taxes payable	(13,896)	10,537
Other non-current liabilities	1,078	(6,706)
Net cash provided by (used in) operating activities	6,426	(30,647)
Cash flows from investing activities:
Purchases of property and equipment	(16,005)	(20,504)
Other investing activities	—	102
Net cash used in investing activities	(16,005)	(20,402)
Cash flows from financing activities:
Proceeds from employee stock plans	3,163	2,393
Borrowings under credit facilities	105,000	100,000
Payments under credit facilities	—	(40,000)
Purchase and retirement of common stock	(15)	(63)
Payments of deferred financing and offering costs	(1,931)	—
Net cash provided by financing activities	106,217	62,330
Effect of exchange rate changes on cash and cash equivalents	445	9
Net increase in cash and cash equivalents	97,083	11,290
Cash and cash equivalents at beginning of period	71,563	65,654
Cash and cash equivalents at end of period	$168,646	$76,944
Cash paid during the period for:
Interest	$16,113	$11,191
Income taxes, net of refunds	$14,881	$2,528
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$6,220	$5,367
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2023 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2023. The results for the second quarter and six months ended December 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the second quarter of fiscal 2024 are to the quarter ended December 29, 2023. There were 13-weeks during the second quarters ended December 29, 2023 and December 30, 2022, respectively. There were 26 weeks during the six months ended December 29, 2023 and December 30, 2022, respectively.
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

ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from the Company. Pursuant to the RPA, Bank of the West may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the RPA, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600. On June 21, 2023, the Company further amended the RPA with BMO Harris Bank (as successor in interest to Bank of the West) to increase the capacity from $30,600 to $60,000.
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
The Company had $48,205 factored accounts receivables as of December 29, 2023 and incurred factoring fees of approximately $953 and $1,261 for the second quarter and six months ended December 29, 2023. The Company had $20,000 factored in accounts receivables as of December 30, 2022 and incurred factoring fees of approximately $138 for the second quarter and six months ended December 30, 2022.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of December 29, 2023.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 47% and 45% of revenues for the second quarter and six months ended December 29, 2023, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 44% and 40% of revenues for the second quarter and six months ended and December 30, 2022, respectively.
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

Total revenue recognized over time was 53% and 55% of total revenues for the second quarters and six months ended December 29, 2023, respectively. Total revenue recognized over time was 56% and 60% of total revenues for the second quarters and six months ended December 30, 2022, respectively.
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
The contract asset balances were $351,003 and $382,558 as of December 29, 2023 and June 30, 2023, respectively. The contract asset balance decreased due to the successful execution and billings across multiple programs, as well as, cumulative adjustments from the cost growth impact and contract settlements during the six months ended December 29, 2023. The contract liability balances were $81,596 and $57,142 as of December 29, 2023 and June 30, 2023, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue conversion across multiple programs.
Revenue recognized for the second quarter and six months ended December 29, 2023 that was included in the contract liability balance at June 30, 2023 was $10,228 and $31,243, respectively. Revenue recognized for the second quarter and six months ended December 30, 2022 that was included in the contract liability balance at July 1, 2022 was $3,068 and $7,737, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 29, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $657,598. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.

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
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Basic weighted-average shares outstanding	57,424	56,252	57,314	56,126
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	57,424	56,252	57,314	56,126
Equity instruments to purchase 2,865 and 2,460 shares of common stock were not included in the calculation of diluted net loss per share for the second quarters and six months ended December 29, 2023, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 511 and 300 shares of common stock were not included in the calculation of diluted net earnings per share for the second quarter and six months ended December 30, 2022, respectively, because the equity instruments were anti-dilutive.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address improvements to reportable segment disclosure requirements, specifically requiring disclosure of significant segment expenses. The amendment also extends certain annual disclosures to interim periods, and clarifies that single reportable segment entities must apply ASC 280 in its entirety, inclusive of this update. This ASU is effective for fiscal years beginning after December 15, 2023, as well as all interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvement to Income Tax Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU enact new income tax disclosure requirements in addition to modifying existing requirements. The amendment requires entities to categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2023, the company adopted ASU No. 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This adoption did not have an impact to the Company's consolidated financial statements or related disclosures.

C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of December 29, 2023:

	Fair Value Measurements
	December 29, 2023	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$8,710	$—	$8,710	$—
Total	$8,710	$—	$8,710	$—
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
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of December 29, 2023, the fair value of the September 2023 Swap was a liability of $8,710 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of June 30, 2023:

	Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$3,523	$—	$3,523	$—
Total assets measured at fair value	$3,523	$—	$3,523	$—
The fair value of interest rate hedging agreement entered on September 29, 2022 ("the Swap") is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 30, 2023, the fair value of the Swap was an asset of $3,523 and was included within Other non-current assets in the Company's Consolidated Balance Sheets. The Company terminated the Swap during the first quarter ended September 29, 2023.
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

	As of
	December 29, 2023	June 30, 2023
Raw materials	$227,072	$229,984
Work in process	108,247	81,930
Finished goods	18,893	25,302
Total	$354,212	$337,216

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
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year, and also assesses potential triggering events during interim reporting periods. During the second quarter ended December 29, 2023, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there was no triggering event during the second quarter ended December 29, 2023 that would require an interim impairment test. The Company will continue to monitor these events and circumstances in future periods and adverse changes to these events and circumstances could require the Company to perform an interim impairment test.
There has been no change to the carrying amount of goodwill during the six months ended December 29, 2023.

F.Restructuring
For the six months ended December 29, 2023, the Company initiated several immediate cost savings measures that simplify the Company’s organizational structure, facilitate clearer accountability, and align to the Company’s priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with the Company’s priority areas. On July 20, 2023, the Company executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, the Company approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9,548 of severance costs for the six months ended December 29, 2023.
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
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets. Refer to Note N for further information regarding the workforce reduction announced during the third quarter of fiscal 2024.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 30, 2023	$1,529
Restructuring charges	9,548
Cash paid	(7,390)
Balance at December 29, 2023	$3,687

G.Income Taxes
The Company recorded an income tax benefit of $18,141 and $2,151 on a loss before income taxes of $63,722 and $13,071 for the second quarters ended December 29, 2023 and December 30, 2022, respectively. The Company recorded an income tax benefit of $31,168 and $3,173 on a loss before income taxes of $113,457 and $28,428 for the six months ended December 29, 2023 and December 30, 2022, respectively.
During the second quarter and six months ended December 29, 2023, the Company recognized a tax provision of $431 and $1,646 related to stock compensation shortfalls, respectively, and during the second quarter and six months ended December 30, 2022 the Company recognized a tax provision of $134 and $1,745 related to stock compensation shortfalls, respectively. During the second quarter ended December 30, 2022, the Company recognized a tax benefit of $2,348 related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations.
The effective tax rate for the second quarters and six months ended December 29, 2023 and December 30, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the second quarter and six months ended December 30, 2022 also differed from the federal statutory rate due to the release of income tax reserves for previously unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for the Company beginning in the fiscal year ended June 30, 2023. As a result, the Company has recorded a deferred tax asset through the second quarter ended December 29, 2023 of $88,949. During the six months ended December 29, 2023, the Company has made $15,314 of tax payments related to this requirement. The Company will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.
H.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the revolving credit facility (the "Revolver") to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of December 29, 2023, the Company's outstanding balance of unamortized deferred financing costs was $4,811, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the November 2023 amendment to the Revolver.
On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, the Company proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. In conjunction with Amendment No. 5 to the Revolver, the Company incurred $1,931 of new unamortized deferred financing costs that will be amortized over the remaining term of the Revolver. Refer to exhibit 10.1 on Form 8-K filed by the Company with the SEC on November 7, 2023.
During the second quarter and six months ended December 29, 2023, the Company borrowed $40,000 and $105,000, respectively. As of December 29, 2023, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $616,500 against the Revolver, resulting in interest expense of $8,674 and $16,537 for the second quarter and six months ended December 29, 2023. The borrowing capacity as defined under the Revolver as of December 29, 2023 is approximately $750,000, less outstanding borrowings of $616,500. There were outstanding letters of credit of $963 as of December 29, 2023.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 29, 2023 was a net liability of $4,431, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net loss of $57 and $113 in AOCI during the second quarter and six months ended December 29, 2023. The Company recorded a net gain of $48 and $96 in AOCI during the second quarter and six months ended December 30, 2022. The Company recognized net periodic benefit costs of $208 and $415 associated with the Plan for the second quarter and six months ended December 29, 2023, respectively. The Company recognized net periodic benefit costs of $220 and $441 associated with the Plan for the second quarter and six months ended December 30, 2022, respectively. The Company's total expected employer contributions to the Plan during fiscal 2024 are $1,133.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' eligible annual compensation up to 6% in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $3,270 and $2,705 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at December 29, 2023 and June 30, 2023, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the second quarter and six months ended December 29, 2023, the Company recognized share-based matching contributions related to the 401(k) plan of $2,811 and $7,652, as compared to $3,822 and $6,427 during the second quarter and six months ended December 30, 2022.

J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At December 29, 2023, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 4,110 available shares for future grant under the 2018 Plan at December 29, 2023.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives and employees pursuant to the 2018 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of financial performance goals, either on an absolute basis or relative to a peer group of companies. Payouts under performance-based restricted stock awards may also be subject to modification based on Mercury’s total shareholder return relative to the component companies within the Spade Defense Index.

EMPLOYEE STOCK PURCHASE PLAN
At December 29, 2023, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 107 and 57 shares issued under the ESPP during the six months ended December 29, 2023 and December 30, 2022, respectively. Shares available for future purchase under the ESPP totaled 60 at December 29, 2023.
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
The following table summarizes activity of the Company's stock option plans since June 30, 2023:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 12/29/23
Outstanding at June 30, 2023	—	$—	$—	—	—
Granted	934	12.71	45.00
Exercised	—		—
Canceled	—		—
Outstanding at December 29, 2023	934	$12.71	$45.00	3.18	—
Exercisable at December 29, 2023	—	$—	$—	—	—
There were no options vested or exercised during the second quarter ended December 29, 2023. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 29, 2023, there was $10,609 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 3.18 years from December 29, 2023.
The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company calculated the fair values of the options grants using the following weighted-average assumptions:

Second Quarter Ended
December 29, 2023
Expected volatility	45%
Expected term	4 years
Risk-free interest rate	4.44%
Expected dividend yield	—%
Weighted-average grant date fair value per share	$12.71
The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The expected life of options has been determined using the average of the contractual term and the weighted average vesting term of the options. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period. There were no stock options granted during fiscal year ended June 30, 2023.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2023:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,339	$54.45
Granted	1,198	37.06
Vested	(269)	60.27
Forfeited	(337)	50.31
Outstanding at December 29, 2023	1,931	$43.57
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,848 and $1,215 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended December 29, 2023 and June 30, 2023, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cost of revenues	$4	$237	$820	$1,036
Selling, general and administrative	5,742	8,277	7,503	13,155
Research and development	1,640	1,744	3,180	3,316
Stock-based compensation expense before tax	7,386	10,258	11,503	17,507
Income taxes	(1,994)	(2,770)	(3,106)	(4,727)
Stock-based compensation expense, net of income taxes	$5,392	$7,488	$8,397	$12,780
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

The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 29, 2023
Net revenues to unaffiliated customers	$183,162	$14,295	$6	$—	$197,463
Inter-geographic revenues	1,286	204	—	(1,490)	—
Net revenues	$184,448	$14,499	$6	$(1,490)	$197,463
SECOND QUARTER ENDED DECEMBER 30, 2022
Net revenues to unaffiliated customers	$219,155	$10,431	$2	$—	$229,588
Inter-geographic revenues	(68)	168	—	(100)	—
Net revenues	$219,087	$10,599	$2	$(100)	$229,588
SIX MONTHS ENDED DECEMBER 29, 2023
Net revenues to unaffiliated customers	$355,043	$23,399	$12	$—	$378,454
Inter-geographic revenues	3,005	296	—	(3,301)	—
Net revenues	$358,048	$23,695	$12	$(3,301)	$378,454
SIX MONTHS ENDED DECEMBER 30, 2022
Net revenues to unaffiliated customers	$437,977	$19,183	$7	$—	$457,167
Inter-geographic revenues	79	372	—	(451)	—
Net revenues	$438,056	$19,555	$7	$(451)	$457,167
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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Domestic(1)	$181,822	$204,959	$328,289	$410,789
International/Foreign Military Sales(2)	15,641	24,629	50,165	46,378
Total Net Revenue	$197,463	$229,588	$378,454	$457,167
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

The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Radar(1)	$13,254	$43,707	$41,813	$97,115
Electronic Warfare(2)	28,377	33,718	56,518	68,807
Other Sensor & Effector(3)	22,635	29,333	43,801	50,536
Total Sensor & Effector	64,266	106,758	142,132	216,458
C4I(4)	115,470	103,735	206,674	198,866
Other(5)	17,727	19,095	29,648	41,843
Total Net Revenue	$197,463	$229,588	$378,454	$457,167
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Components(1)	$41,440	$45,158	$78,949	$77,076
Modules and Sub-assemblies(2)	35,851	62,312	73,384	118,114
Integrated Subsystems(3)	120,172	122,118	226,121	261,977
Total Net Revenue	$197,463	$229,588	$378,454	$457,167
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
The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Airborne(1)	$124,835	$119,944	$232,569	$238,294
Land(2)	25,968	26,735	49,618	60,667
Naval(3)	12,870	31,204	39,545	64,939
Other(4)	33,790	51,705	56,722	93,267
Total Net Revenues	$197,463	$229,588	$378,454	$457,167
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
December 29, 2023	$112,008	$2,353	$114,361
June 30, 2023	$116,381	$3,173	$119,554
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
U.S. Navy	10%	11%	*	11%
RTX Corporation	*	12%	10%	12%
L3Harris	*	*	10%	*
Lockheed Martin Corporation	*	12%	*	14%
Northrop Grumman	*	11%	*	10%
	10%	46%	20%	47%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarters and six months ended December 29, 2023 and December 30, 2022.
L.Commitments and Contingencies
LEGAL CLAIMS
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to those matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company's cash flows, results of operations, or financial position.
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

On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from the positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In the notice, the former CEO claimed entitlement to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. The Company intends to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company’s favor, the Company may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $12,900, based on the closing price of the Company's common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $12,900, plus costs and attorneys’ fees and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserts Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleges that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the Company's former Chief Executive Officer, and Mr. Ruppert, the Company's former Chief Financial Officer, are indemnified by the Company for this matter. The Company believes the claims in the complaint are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
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
PURCHASE COMMITMENTS
As of December 29, 2023, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $122,449.
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

M.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 29, 2022, the Company entered into the Swap with JP Morgan Chase Bank, N.A. ("JPMorgan") for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver at the time of the Swap. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap was scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver. The Swap established a fixed interest rate on the first $300,000 of the Company's outstanding borrowings against the Revolver obligation at 3.79%.
On September 28, 2023, the Company terminated the Swap. At the time of termination, the fair value of the Swap was an asset of $7,403. The Company received the cash settlement of $7,403 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows.
Following the termination of the Swap, the Company entered into the September 2023 Swap agreement on September 28, 2023 with JPMorgan for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $576,500 existing borrowings on Company's Revolver at the time of the Swap at 4.66%. The September 2023 Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The September 2023 Swap matures on February 28, 2027, coterminous with the maturity of the Revolver.
As of December 29, 2023, the fair value of the September 2023 Swap was a liability of $8,710 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the second quarter and six months ended December 29, 2023, the Company amortized a total of $881 and $1,220, respectively, of the gain associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Other comprehensive loss.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of December 29, 2023, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
On January 12, 2024, the Company initiated and approved a workforce reduction that will eliminate approximately 100 positions, resulting in expected restructuring charges of approximately $10,000 - $12,000. These charges are for employee separation costs and will be classified as Restructuring and other charges within the Consolidated Statements of Operations and Comprehensive Loss for the fiscal quarter ending March 29, 2024.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the use of the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components such as semiconductors, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made.
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
Mercury’s business model accelerates the process of making new technology profoundly more accessible to our customers by bridging the gap between commercial technology and aerospace and defense applications on time constraints that matter.

Our long-standing deep relationships with leading high-tech and other commercial companies, coupled with our high level of research and development (“R&D”) investments on a percentage basis and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including radio frequency (“RF”) to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
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
As of December 29, 2023, we had 2,550 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 29, 2023 were $197.5 million, ($45.6) million, ($0.79), ($0.42), and ($21.3) million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted EPS, and adjusted EBITDA for the six months ended December 29, 2023 were $378.5 million, ($82.3) million, ($1.44), ($0.66), and ($19.4) million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the second quarters ended December 29, 2023 and December 30, 2022, respectively. There were 26 weeks during the six months ended December 29, 2023 and December 30, 2022, respectively. The results for the second quarter and six months ended December 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
The second quarter ended December 29, 2023 compared to the second quarter ended December 30, 2022
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 29, 2023	As a % of Total Net Revenue	December 30, 2022	As a % of Total Net Revenue
Net revenues	$197,463	100.0%	$229,588	100.0%
Cost of revenues	165,943	84.0	148,628	64.7
Gross margin	31,520	16.0	80,960	35.3
Operating expenses:
Selling, general and administrative	44,470	22.5	45,057	19.6
Research and development	28,476	14.4	26,906	11.7
Amortization of intangible assets	12,270	6.3	13,536	5.9
Restructuring and other charges	2	—	2,069	1.0
Acquisition costs and other related expenses	231	0.1	939	0.4
Total operating expenses	85,449	43.3	88,507	38.6
Loss from operations	(53,929)	(27.3)	(7,547)	(3.3)
Interest income	29	—	220	0.1
Interest expense	(8,674)	(4.4)	(6,590)	(2.9)
Other (expense) income, net	(1,148)	(0.5)	846	0.4
Loss before income tax benefit	(63,722)	(32.3)	(13,071)	(5.7)
Income tax benefit	(18,141)	(9.2)	(2,151)	(0.9)
Net loss	$(45,581)	(23.1)%	$(10,920)	(4.8)%
REVENUES
Total revenues decreased $32.1 million, or 14.0%, to $197.5 million during the second quarter ended December 29, 2023, as compared to $229.6 million during the second quarter ended December 30, 2022. Revenues decreased year over year as we continue to prioritize resources to execute our challenged programs, transition from our higher mix of development programs and aim to better align our operating cadence with prudent working capital management. As a result, we are experiencing a temporary volume shift in our total revenue, especially our over time revenue which decreased by approximately $25.1 million. We expect this trend to continue through the remainder of fiscal 2024. Over time revenue represented 53% of total revenues during the second quarter ended December 29, 2023, as compared to 56% of total revenues during the second quarter ended December 30, 2022.
Specifically, with regard to our challenged programs which are recognized over time, we have recognized a majority of the revenue and related cost as we acquired material and applied labor over the period of performance to progress these programs in prior periods. As we continue to resolve technical challenges and complete these programs, which consumes a significant amount of operational capacity, the remaining revenues on these challenged programs are recognized, however these revenues represent a very small proportion of the total contract value. In addition, we adjusted our estimates at completion for incremental technical and execution costs in the quarter, especially as related to one of our challenged programs as well as certain other development and production programs resulting in a cumulative adjustment to reduce revenues in the second quarter. In addition, as we transition our operating cadence with a goal of more properly balancing our material purchases with contract awards and resource availability to drive better working capital results, we are experiencing a near-term revenue timing dynamic.
We experienced decreases across each product grouping during the second quarter ended December 29, 2023 when compared to the prior period; modules and sub-assemblies, components, and integrated subsystems, decreased $26.5 million, $3.7 million, and $1.9 million, respectively. The decrease in total revenue was primarily driven by the radar, other sensor and effector and electronic warfare end applications decreases of $30.5 million, $6.7 million, and $5.3 million, respectively, partially offset by increases to C4I end applications of $11.7 million. The decrease in total revenue was also driven by lower Naval and Other platforms of $18.3 million and $17.9 million, respectively, partially offset by increases to airborne platforms of $4.9 million. The largest program decreases were related to the AEGIS program, a secure processing program, and the THAAD program, partially offset by increases to a large C4I program and the F/A-18 program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the second quarters ended December 29, 2023 or December 30, 2022.
GROSS MARGIN
Gross margin was 16.0% for the second quarter ended December 29, 2023, a decrease of 1930 basis points from the 35.3% gross margin realized during the second quarter ended December 30, 2022. The lower gross margin was driven by cost growth impacts and higher manufacturing adjustments, primarily related to inventory reserves and scrap. The growth in estimated costs to complete during fiscal 2024 has significantly reduced the overall margins recognized on the affected programs through completion. Program cost growth of approximately $30.6 million was recorded in the quarter resulting in an incremental impact of approximately $23.3 million to gross margin, or 1230 basis points, when compared to the prior period. Approximately $13.7 million of total cost growth impact in the quarter was attributable to the approximately 20 challenged programs, of which $12.6 million related to one program. The remaining $16.9 million was incurred across certain other development and production programs based on facts and circumstances in the quarter. The decrease in gross margin was also attributable to higher manufacturing adjustments of approximately $13.3 million related to inventory reserves and scrap. The increase in inventory reserves was related to specifically identified excess and obsolete inventory primarily resulting from a shift in customer demand for our next generation product offering. In addition, we are actively marketing and selling certain of our slow moving inventory with certain parts expected to be at a discount. The increase in scrap was primarily a result of higher levels of discrepant material especially as related to the common processing architecture across several of our remaining challenged programs. We have several initiatives underway to address more efficient and cost-effective producibility of these subsystems.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.6 million, or 1.3%, to $44.5 million during the second quarter ended December 29, 2023, as compared to $45.1 million in the second quarter ended December 30, 2022. The decrease was primarily driven by the reduction in force initiated on August 9, 2023, resulting in lower compensation costs including $2.5 million of stock compensation expense, $1.3 million of bonus expense, as well as a reduction in controllable spend. These decreases were partially offset by contract asset write-offs of $4.8 million as a result of negotiating settlement terms with our customers to reduce scope, or otherwise exit contracts, especially as related to certain challenged programs.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $1.6 million, or 5.8%, to $28.5 million during the second quarter ended December 29, 2023, as compared to $26.9 million during the second quarter ended December 30, 2022. The increase during the second quarter ended December 29, 2023 was driven by higher compensation costs of $1.3 million and $1.2 million of incremental R&D spend on equipment and supplies and outside services, partially offset by lower bonus expense of $0.8 million as compared to the second quarter ended December 30, 2022.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $1.3 million to $12.3 million during the second quarter ended December 29, 2023, as compared to $13.5 million during the second quarter ended December 30, 2022, primarily due to the backlog intangible from our Avalex acquisition being fully amortized in fiscal 2023.
RESTRUCTURING AND OTHER CHARGES
There was an immaterial amount of restructuring and other charges during the second quarter ended December 29, 2023. Restructuring and other charges during the second quarter ended December 30, 2022 included $1.0 million of costs related to facility optimization efforts associated with 1MPACT, including $0.8 million related to lease asset impairment, as well as $0.6 million related to severance costs and the remaining $0.4 million related to third party consulting costs associated with 1MPACT.

On January 12, 2024, we initiated and approved a workforce reduction that will eliminate approximately 100 positions, resulting in expected restructuring charges of approximately $10 - 12 million. All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses during the second quarter ended December 29, 2023. The acquisition costs and other related expenses during the second quarter ended December 30, 2022 were primarily related to $0.6 million for third-party advisory fees in connection with engagements by activist investors and other acquisition related costs.
INTEREST EXPENSE
We incurred $8.7 million of interest expense during the second quarter ended December 29, 2023, as compared to $6.6 million during the second quarter ended December 30, 2022. The increase was driven by a higher interest rate and higher average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER (EXPENSE) INCOME, NET
Other expense, net was $1.1 million during the second quarter ended December 29, 2023, as compared to other income, net of $0.8 million during the second quarter ended December 30, 2022. The second quarter ended December 29, 2023 includes litigation and settlement expenses of $1.4 million and $0.8 million of financing costs, partially offset by net foreign currency translation gains of $0.7 million and $0.4 million of other income. The second quarter ended December 30, 2022 includes net foreign currency translation gains of $1.4 million offset by $0.5 million of financing costs.
INCOME TAXES
We recorded an income tax benefit of $18.1 million and $2.2 million on a loss before income taxes of $63.7 million and $13.1 million for the second quarters ended December 29, 2023 and December 30, 2022, respectively.
During the second quarters ended December 29, 2023 and December 30, 2022, we recognized a tax provision of $0.4 million and $0.1 million related to stock compensation shortfalls, respectively. During the second quarter ended December 30, 2022, we recognized a tax benefit of $2.3 million related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations.
The effective tax rate for the second quarters ended December 29, 2023 and December 30, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the second quarter ended December 30, 2022 also differed from the federal statutory rate due to the release of previously unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for us beginning in the fiscal year ended June 30, 2023. As a result, we have recorded a deferred tax asset through the second quarter ended December 29, 2023 of $88.9 million. During the second quarter ended December 29, 2023, we have made $0.3 million of tax payments related to this requirement. We will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.

Six months ended December 29, 2023 compared to the six months ended December 30, 2022
The following table sets forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 29, 2023	As a % of Total Net Revenue	December 30, 2022	As a % of Total Net Revenue
Net revenues	$378,454	100.0%	$457,167	100.0%
Cost of revenues	296,407	78.3	298,112	65.2
Gross margin	82,047	21.7	159,055	34.8
Operating expenses:
Selling, general and administrative	80,264	21.2	84,000	18.4
Research and development	60,348	15.9	54,672	12.0
Amortization of intangible assets	24,817	6.6	28,110	6.1
Restructuring and other charges	9,548	2.5	3,577	0.8
Acquisition costs and other related expenses	1,200	0.4	3,437	0.8
Total operating expenses	176,177	46.6	173,796	38.1
Loss from operations	(94,130)	(24.9)	(14,741)	(3.3)
Interest income	132	—	249	0.1
Interest expense	(16,537)	(4.4)	(11,137)	(2.4)
Other expense, net	(2,922)	(0.7)	(2,799)	(0.6)
Loss before income tax benefit	(113,457)	(30.0)	(28,428)	(6.2)
Income tax benefit	(31,168)	(8.2)	(3,173)	(0.7)
Net loss	$(82,289)	(21.8)%	$(25,255)	(5.5)%
REVENUES
Total revenues decreased $78.7 million, or 17.2%, to $378.5 million during the six months ended December 29, 2023, as compared to $457.2 million during the six months ended December 30, 2022. Revenues decreased year over year as we continue to prioritize resources to execute our challenged programs, transition from our higher mix of development programs and aim to better align our operating cadence with prudent working capital management. As a result, we are observing a temporary volume shift in our total revenue, especially our over time revenue which decreased by approximately $63.8 million. We expect this trend to continue through the remainder of fiscal 2024. Over time revenue represented 55% of total revenues during the six months ended December 29, 2023, as compared to 60% of total revenues during the six months ended December 30, 2022.
Specifically, with regard to our challenged programs which are recognized over time, we have recognized a majority of the revenue and related cost as we acquired material and applied labor over the period of performance to progress these programs in prior periods. As we continue to resolve technical challenges and complete these programs, which consumes a significant amount of operational capacity, the remaining revenues on these challenged programs are recognized, however these revenues represent a very small proportion of the total contract value. In addition, we adjusted our estimates at completion for incremental technical and execution costs in the quarter, especially as related to one of our challenged programs as well as certain other development and production programs resulting in a cumulative adjustment to reduce revenues in the six months ended. In addition, as we transition our operating cadence with a goal of more properly balancing our material purchases with contract awards and resource availability to drive better working capital results, we are experiencing a near-term revenue timing dynamic.
We experienced product grouping decreases driven by modules and sub-assemblies and integrated subsystems, which decreased $44.7 million and $35.9 million, respectively, partially offset by an increase in the components product grouping of $1.9 million. The decrease in total revenue was primarily driven by the radar, electronic warfare and other end applications decreases of $55.3 million, $12.3 million, and $12.2 million, respectively, partially offset by increases to C4I end applications of $7.8 million. We experienced decreases across each platform during the six months ended December 29, 2023 when compared to the prior period; Other, Naval, Land and Airborne platforms decreased $36.6 million, $25.4 million, $11.0 million and $5.7 million, respectively. The largest program decreases were related to the LTAMDS, AEGIS and P8 programs, partially offset by increases to a large C4I program and the F/A-18 program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the six months quarters ended December 29, 2023 or December 30, 2022.

GROSS MARGIN
Gross margin was 21.7% for the six months ended December 29, 2023, a decrease of 1310 basis points from the 34.8% gross margin realized during the six months ended December 30, 2022. The lower gross margin was driven by cost growth impacts and higher manufacturing adjustments, primarily related to inventory reserves, scrap and certain other non-recurring cost adjustments. The growth in estimated costs to complete during fiscal 2024 has significantly reduced the overall margins recognized on the affected programs through completion. Program cost growth of approximately $48.0 million was recorded in the six months resulting in an incremental impact of approximately $27.9 million to gross margin, or 840 basis points, when compared to the prior period. Approximately, $19.3 million of total cost growth impact in the six months was attributable to the approximately 20 challenged programs, of which a total of $17.7 million related to two programs. The remaining $28.7 million was incurred across certain other development and production programs based on facts and circumstances in the quarter. The decrease in gross margin was also attributable to higher manufacturing adjustments of approximately $18.1 million related to inventory reserves and scrap. The increase in inventory reserves was related to specifically identified excess and obsolete inventory primarily resulting from a shift in customer demand for our next generation product offering. In addition, we are actively marketing and selling certain of our slow moving inventory with certain parts expected to be at a discount. The increase in scrap was primarily a result of higher levels of discrepant material especially as related to the common processing architecture across several of our remaining challenged programs. We have several initiatives underway to address more efficient and cost-effective producibility of these subsystems.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $3.7 million, or 4.4%, to $80.3 million during the six months ended December 29, 2023, as compared to $84.0 million during the six months ended December 30, 2022. The decrease was primarily driven by the reduction in force initiated on August 9, 2023, resulting in lower compensation costs including $5.7 million of lower stock compensation and $4.1 million of lower bonus expense. These decreases were partially offset by contract asset write-offs of $4.8 million as a result of negotiating settlement terms with our customers to reduce scope, or otherwise exit contracts, especially as related to certain challenged programs.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $5.7 million, or 10.4%, to $60.3 million during the six months ended December 29, 2023, as compared to $54.7 million during the six months ended December 30, 2022. The increase was primarily due to an increase in compensation costs of $4.8 million, incremental R&D spend on equipment, supplies and outside services totaling $2.9 million, partially offset by lower bonus expense of $2.3 million as compared to the six months ended December 30, 2022.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $9.5 million during the six months ended December 29, 2023, as compared to $3.6 million during the six months ended December 30, 2022. During the six months ended December 29, 2023 we initiated several immediate cost savings measures that simplify our organizational structure, facilitate clearer accountability, and align our priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into our operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with our priority areas. On July 20, 2023, we executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, we approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9.5 million of severance costs. Restructuring and other charges during the six months ended December 30, 2022 primarily related to 1MPACT including $1.7 million of third party consulting costs, $1.0 million of costs for facility optimization efforts including $0.8 million related to lease asset impairment, as well as $0.8 million of severance costs associated with the elimination of approximately 10 positions.
On January 12, 2024, we initiated and approved a workforce reduction that will eliminate approximately 100 positions, resulting in expected restructuring charges of approximately $10 - 12 million. All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.2 million during the six months ended December 29, 2023, as compared to $3.4 million during the six months ended December 30, 2022. The acquisition costs and other related expenses we incurred during the six months ended December 29, 2023 includes $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors. Acquisition costs during the six months ended December 30, 2022 were primarily related to $2.5 million for third party advisory fees in connection with engagements by activist investors and other acquisition related costs.
INTEREST EXPENSE
We incurred $16.5 million of interest expense during the six months ended December 29, 2023, as compared to $11.1 million during the six months ended December 30, 2022. The increase was driven by an increase in interest rate and higher average borrowings outstanding on our Revolver as compared to the six months ended December 30, 2022.
OTHER EXPENSE, NET
Other expense, net increased $0.1 million to $2.9 million during the six months ended December 29, 2023 as compared to $2.8 million during the six months ended December 30, 2022. There was $1.9 million of litigation and settlement costs, $1.4 million of financing costs and $0.3 million of net foreign currency translation losses, partially offset by other income of $0.7 million. during the six months ended December 29, 2023. There was $1.4 million of litigation and settlement costs, $1.1 million of financing costs and $0.4 million of net foreign currency translation losses during the six months ended December 30, 2022.
INCOME TAXES
We recorded an income tax benefit of $31.2 million and $3.2 million on a loss before income taxes of $113.5 million and $28.4 million for the six months ended December 29, 2023 and December 30, 2022, respectively.
During the six months quarters ended December 29, 2023 and December 30, 2022, we recognized a tax provision of $1.6 and $1.7 million related to stock compensation shortfalls, respectively. During the six months ended December 30, 2022, we recognized a tax benefit of $2.3 million related to a release of income tax reserves for unrecognized income tax benefits due to the expiration of the statute of limitations.
The effective tax rate for the second quarters ended December 29, 2023 and December 30, 2022 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the second quarter ended December 30, 2022 also differed from the federal statutory rate due to the release of previously unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for us beginning in the fiscal year ended June 30, 2023. As a result, we have recorded a deferred tax asset through the second quarter ended December 29, 2023 of $88.9 million. During the six months ended December 29, 2023, we have made $15.3 million of tax payments related to this requirement. We will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We have experienced growth in our working capital balances and, in particular, related to unbilled receivables and inventory over the last several years. As we complete our challenged programs and then receive follow-on production awards, we believe that both unbilled receivables and inventory is expected to convert to cash reducing our working capital balances.

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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of December 29, 2023 is approximately $750.0 million, less outstanding borrowings of $616.5 million.
On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, we proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023.
As of December 29, 2023, the Company was in compliance with all covenants and conditions under the Revolver and expects to be within our covenant and conditions for the remainder of the year. Refer to exhibit 10.1 filed on Form 8-K filed by the Company with the SEC on November 7, 2023.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA with BMO Harris Bank (as successor in interest to Bank of the West) to increase the capacity from $30.6 million to $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $48.2 million and $1.3 million, respectively, for the six months ended December 29, 2023. We factored accounts receivable and incurred factoring fees of approximately $20.0 million and $0.1 million respectively, for the six months ended December 30, 2022.

CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 29, 2023	December 30, 2022
Net cash provided by (used in) operating activities	$6,426	$(30,647)
Net cash used in investing activities	$(16,005)	$(20,402)
Net cash provided by financing activities	$106,217	$62,330
Net increase in cash and cash equivalents	$97,083	$11,290
Cash and cash equivalents at end of period	$168,646	$76,944
Our cash and cash equivalents increased by $97.1 million from June 30, 2023 to December 29, 2023, primarily as the result of $6.4 million of cash generated from operating activities and $105.0 million of borrowings on our Revolver, partially offset by $16.0 million invested in purchases of property and equipment.
Operating Activities
During the six months ended December 29, 2023, we had an inflow of $6.4 million in cash from operating activities compared to a $30.6 million outflow during the six months ended December 30, 2022. The inflow during the six months ended December 29, 2023 was primarily due to a $69.7 million inflow from accounts receivable, unbilled receivables and costs in excess of billings as compared to a $30.9 million outflow during the six months ended December 30, 2022. The six months ended December 29, 2023 also included lower outflows due to inventory, prepaid expenses and other current assets, and accounts payable, accrued expenses, and accrued compensation as compared to the six months ended December 30, 2022. This activity was partially offset by outflows of $13.9 million, $5.8 million, and $2.7 million of income taxes payable, prepaid income taxes, and other non-current assets, respectively. Cash paid for income taxes and interest during the six months ended December 29, 2023 also increased by $12.4 million and $4.9 million, respectively, as compared to the six months ended December 30, 2022, further offsetting the increase.
Investing Activities
During the six months ended December 29, 2023, we invested $16.0 million, a decrease of $4.4 million, as compared to $20.4 million during the six months ended December 30, 2022 primarily due to lower purchases of property and equipment.
Financing Activities
During the six months ended December 29, 2023, we had $105.0 million of borrowings on our Revolver as compared to $100.0 million of borrowings during the six months ended December 30, 2022. During the six months ended December 30, 2022, the borrowings were partially offset by payments under credit facilities of $40.0 million while there were no such payments made during the six months ended December 29, 2023.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 29, 2023:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$122,449	$122,449	$—	$—	$—
Operating leases	96,252	14,607	28,044	25,476	28,125
	$218,701	$137,056	$28,044	$25,476	$28,125
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $122.4 million at December 29, 2023.
We have a liability at December 29, 2023 of $5.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net loss	$(45,581)	$(10,920)	$(82,289)	$(25,255)
Other non-operating adjustments, net	(1,042)	(1,463)	(311)	334
Interest expense, net	8,645	6,370	16,405	10,888
Income tax benefit	(18,141)	(2,151)	(31,168)	(3,173)
Depreciation	9,923	13,697	20,068	22,824
Amortization of intangible assets	12,270	13,536	24,817	28,110
Restructuring and other charges	2	2,069	9,548	3,577
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	860	1,309	2,192	4,173
Fair value adjustments from purchase accounting	178	177	355	1
Litigation and settlement expense, net	1,383	70	1,886	1,375
COVID related expenses	—	—	—	61
Stock-based and other non-cash compensation expense	10,195	13,003	19,146	23,943
Adjusted EBITDA	$(21,308)	$35,697	$(19,351)	$66,858
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
The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted (loss) income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 29, 2023		December 30, 2022
Net loss and loss per share	$(45,581)	$(0.79)	$(10,920)	$(0.19)
Other non-operating adjustments, net	(1,042)		(1,463)
Amortization of intangible assets	12,270		13,536
Restructuring and other charges	2		2,069
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	860		1,309
Fair value adjustments from purchase accounting	178		177
Litigation and settlement expense, net	1,383		70
COVID related expenses	—		—
Stock-based and other non-cash compensation expense	10,195		13,003
Impact to income taxes(1)	(2,446)		(3,039)
Adjusted (loss) income and adjusted (loss) earnings per share(2)	$(24,181)	$(0.42)	$14,742	$0.26

Diluted weighted-average shares outstanding		57,424		56,477

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Loss per share and adjusted loss per share is calculated using basic shares whereas earnings per share and adjusted earnings per share is calculated using diluted shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the second quarter ended December 30, 2022.

	Six Months Ended
(In thousands, except per share data)	December 29, 2023		December 30, 2022
Net loss and loss per share	$(82,289)	$(1.44)	$(25,255)	$(0.45)
Other non-operating adjustments, net	(311)		334
Amortization of intangible assets	24,817		28,110
Restructuring and other charges	9,548		3,577
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,192		4,173
Fair value adjustments from purchase accounting	355		1
Litigation and settlement expense, net	1,886		1,375
COVID related expenses	—		61
Stock-based and other non-cash compensation expense	19,146		23,943
Impact to income taxes(1)	(13,204)		(8,230)
Adjusted (loss) income and adjusted (loss) earnings per share(2)	$(37,860)	$(0.66)	$28,089	$0.50

Diluted weighted-average shares outstanding		57,314		56,445

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the six months ended December 30, 2022.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net cash provided by (used in) operating activities	$45,494	$35,392	$6,426	$(30,647)
Purchase of property and equipment	(7,990)	(13,176)	(16,005)	(20,504)
Free cash flow	$37,504	$22,216	$(9,579)	$(51,151)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the second quarters and six months ended December 29, 2023 and December 30, 2022, respectively:

(In thousands)	December 29, 2023	As a % of Total Net Revenue	December 30, 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$197,463	100%	$229,588	100%	$(32,125)	(14)%
Acquired revenue	—	—%	—	—%	—	—%
Total revenues	$197,463	100%	$229,588	100%	$(32,125)	(14)%

(In thousands)	December 29, 2023	As a % of Total Net Revenue	December 30, 2022	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$378,454	100%	$457,167	100%	$(78,713)	(17)%
Acquired revenue	—	—%	—	—%	—	—%
Total revenues	$378,454	100%	$457,167	100%	$(78,713)	(17)%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2023 to December 29, 2023.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2023. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 19, 2023, our Board of Directors received notice of our former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. On September 19, 2023, our former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. We intend to contest vigorously the claims under the CIC Agreement and believe that we have strong arguments that our former CEO’s claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $12.9 million, based on the closing price of our common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter, and we estimate the potential range of exposure from $0 to $12.9 million, plus costs and attorneys’ fees and compensation to our former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against us, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserts Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from December 7, 2020, through June 23, 2023. The complaint alleges that our public disclosures in SEC filings and on earnings calls were false and/or misleading. Subject to the terms of our by-laws and applicable Massachusetts law, Mr. Aslett, our former Chief Executive Officer, and Mr. Ruppert, our former Chief Financial Officer, are indemnified by the Company for this matter. We believe the claims in the complaint are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, Mercury will have for this matter.
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
ITEM 5.     OTHER INFORMATION
During the quarter ended December 29, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 6, 2024.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer