Form 10-Q
period 2024-03-29
MERCURY SYSTEMS INC
filed 2024-05-07
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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

Shares of Common Stock outstanding as of April 30, 2024: 59,345,998 shares

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 29, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$142,645	$71,563
Accounts receivable, net of allowance for credit losses of $497 and $1,335 at March 29, 2024 and June 30, 2023, respectively	91,785	124,729
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $8,653 and $0 at March 29, 2024 and June 30, 2023, respectively	325,441	382,558
Inventory	343,015	337,216
Prepaid income taxes	27,967	—
Prepaid expenses and other current assets	20,656	20,952
Total current assets	951,509	937,018
Property and equipment, net	113,907	119,554
Goodwill	938,093	938,093
Intangible assets, net	261,805	298,051
Operating lease right-of-use assets, net	63,329	63,015
Deferred tax asset	44,366	27,099
Other non-current assets	5,169	8,537
Total assets	$2,378,178	$2,391,367
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,906	$103,986
Accrued expenses	40,091	28,423
Accrued compensation	16,871	30,419
Income taxes payable	—	13,874
Deferred revenues and customer advances	70,701	56,562
Total current liabilities	207,569	233,264
Income taxes payable	5,166	5,166
Long-term debt	616,500	511,500
Operating lease liabilities	65,473	66,797
Other non-current liabilities	10,677	7,955
Total liabilities	905,385	824,682
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 57,868,725 and 56,961,665 shares issued and outstanding at March 29, 2024 and June 30, 2023, respectively	579	570
Additional paid-in capital	1,230,666	1,196,847
Retained earnings	230,576	357,439
Accumulated other comprehensive income	10,972	11,829
Total shareholders’ equity	1,472,793	1,566,685
Total liabilities and shareholders’ equity	$2,378,178	$2,391,367

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net revenues	$208,258	$263,479	$586,712	$720,646
Cost of revenues	167,616	173,190	464,023	471,302
Gross margin	40,642	90,289	122,689	249,344
Operating expenses:
Selling, general and administrative	43,157	44,626	123,421	128,626
Research and development	21,563	26,516	81,911	81,188
Amortization of intangible assets	11,533	12,809	36,350	40,919
Restructuring and other charges	9,841	2,778	19,389	6,355
Acquisition costs and other related expenses	204	1,606	1,404	5,043
Total operating expenses	86,298	88,335	262,475	262,131
(Loss) income from operations	(45,656)	1,954	(139,786)	(12,787)
Interest income	542	80	674	329
Interest expense	(9,319)	(6,711)	(25,856)	(17,848)
Other expense, net	(2,784)	(613)	(5,706)	(3,412)
Loss before income tax benefit	(57,217)	(5,290)	(170,674)	(33,718)
Income tax benefit	(12,643)	(10,446)	(43,811)	(13,619)
Net (loss) income	$(44,574)	$5,156	$(126,863)	$(20,099)
Basic net (loss) earnings per share	$(0.77)	$0.09	$(2.20)	$(0.36)
Diluted net (loss) earnings per share	$(0.77)	$0.09	$(2.20)	$(0.36)

Weighted-average shares outstanding:
Basic	57,698	56,511	57,536	56,310
Diluted	57,698	56,896	57,536	56,310

Comprehensive (loss) earnings:
Net (loss) income	$(44,574)	$5,156	$(126,863)	$(20,099)
Change in fair value of derivative instruments, net of tax	3,064	(2,687)	(1,058)	1,275
Foreign currency translation adjustments	(459)	(20)	370	374
Pension benefit plan, net of tax	(56)	46	(169)	142
Total other comprehensive income (loss), net of tax	2,549	(2,661)	(857)	1,791
Total comprehensive (loss) income	$(42,025)	$2,495	$(127,720)	$(18,308)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492
Issuance of common stock under employee stock incentive plans	166	1	(1)	—	—	—
Issuance of common stock under defined contribution plan	139	2	4,220	—	—	4,222
Stock-based compensation	—	—	6,104	—	—	6,104
Net loss	—	—	—	(44,574)	—	(44,574)
Other comprehensive income	—	—	—	—	2,549	2,549
Balance at March 29, 2024	57,869	$579	$1,230,666	$230,576	$10,972	$1,472,793

	For the Third Quarter Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 30, 2022	56,365	$564	$1,173,026	$360,519	$9,983	$1,544,092
Issuance of common stock under employee stock incentive plans	225	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	84	1	4,189	—	—	4,190
Stock-based compensation	—	—	10,122	—	—	10,122
Net income	—	—	—	5,156	—	5,156
Other comprehensive loss	—	—	—	—	(2,661)	(2,661)
Balance at March 31, 2023	56,674	$567	$1,187,335	$365,675	$7,322	$1,560,899

	For the Nine Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	435	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	365	4	12,435	—	—	12,439
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	18,241	—	—	18,241
Net loss	—	—	—	(126,863)	—	(126,863)
Other comprehensive loss	—	—	—	—	(857)	(857)
Balance at March 29, 2024	57,869	$579	$1,230,666	$230,576	$10,972	$1,472,793

	For the Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	$557	$1,145,323	$385,774	$5,531	$1,537,185
Issuance of common stock under employee stock incentive plans	702	7	(7)	—	—	—
Issuance of common stock under employee stock purchase plan	57	1	2,392	—	—	2,393
Issuance of common stock under defined contribution plan	236	2	11,580	—	—	11,582
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	28,110	—	—	28,110
Net loss	—	—	—	(20,099)	—	(20,099)
Other comprehensive income	—	—	—	—	1,791	1,791
Balance at March 31, 2023	56,674	$567	$1,187,335	$365,675	$7,322	$1,560,899

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(126,863)	$(20,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	66,639	74,827
Stock-based compensation expense	18,423	27,446
Stock-based matching contributions on defined contribution plan	12,180	9,715
Benefit for deferred income taxes	(17,260)	(34,644)
Bad debt expense	11,690	92
Other non-cash items	445	629
Cash settlement for termination of interest rate swap	7,403	5,995
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	78,326	(53,705)
Inventory	(7,010)	(70,029)
Prepaid income taxes	(27,964)	3,866
Prepaid expenses and other current assets	174	(1,154)
Other non-current assets	(234)	2,752
Accounts payable, accrued expenses, and accrued compensation	(25,885)	(11,765)
Deferred revenues and customer advances	14,211	39,051
Income taxes payable	(13,872)	(4,229)
Other non-current liabilities	(1,782)	(2,612)
Net cash used in operating activities	(11,379)	(33,864)
Cash flows from investing activities:
Purchases of property and equipment	(23,943)	(29,950)
Other investing activities	—	150
Net cash used in investing activities	(23,943)	(29,800)
Cash flows from financing activities:
Proceeds from employee stock plans	3,163	2,393
Borrowings under credit facilities	105,000	100,000
Payments under credit facilities	—	(40,000)
Purchase and retirement of common stock	(15)	(63)
Payments of deferred financing and offering costs	(1,931)	—
Net cash provided by financing activities	106,217	62,330
Effect of exchange rate changes on cash and cash equivalents	187	121
Net increase (decrease) in cash and cash equivalents	71,082	(1,213)
Cash and cash equivalents at beginning of period	71,563	65,654
Cash and cash equivalents at end of period	$142,645	$64,441
Cash paid during the period for:
Interest	$26,660	$18,751
Income taxes, net of refunds	$14,451	$21,928
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$7,509	$5,105
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)
A.Description of Business
Mercury Systems, Inc. is a technology company that delivers mission-critical processing power to the edge, making advanced technologies profoundly more accessible for today’s most challenging aerospace and defense missions. The Mercury Processing Platform allows customers to tap into innovative capabilities from silicon to system scale, turning data into decisions on timelines that matter. Headquartered in Andover, Massachusetts, the Company's products and solutions are deployed in more than 300 programs and across 35 countries, enabling a broad range of applications in mission computing, sensor processing, command and control, and communications. Processing technologies that comprise the Company's platform include signal solutions, display, software applications, networking, storage and secure processing. The Company's innovative solutions are mission-ready, trusted and secure, software-defined and open and modular (the Company's differentiators), to meet customers’ most-pressing high-tech needs, including those specific to the defense community.
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2023 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2023. The results for the third quarter and nine months ended March 29, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the third quarter of fiscal 2024 are to the quarter ended March 29, 2024. There were 13 weeks during the third quarters ended March 29, 2024 and March 31, 2023, respectively. There were 39 weeks during the nine months ended March 29, 2024 and March 31, 2023, respectively.
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
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash Flows attributable to factoring are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company had $44,229 factored accounts receivables as of March 29, 2024 and incurred factoring fees of approximately $375 and $1,636 for the third quarter and nine months ended March 29, 2024. The Company had $24,502 factored in accounts receivables as of March 31, 2023 and incurred factoring fees of approximately $179 and $317 for the third quarter and nine months ended March 31, 2023.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive (Loss) Income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of March 29, 2024.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 42% and 44% of revenues for the third quarter and nine months ended March 29, 2024, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 48% and 43% of revenues for the third quarter and nine months ended and March 31, 2023, respectively.
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

Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs. In particular, this includes assumptions relative to the amount of time to complete the contract and the assessment of the nature and complexity of the work to be performed. The Company's estimates are based upon the professional knowledge and experience of its engineers, operations, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. The aggregate effects of these favorable and unfavorable changes across the Company’s portfolio of programs can have a significant effect upon its reported Loss from operations, Net loss and Diluted net loss per share in each of the reporting periods. The net impact of changes in estimates had the following impact on the Company’s operating results:

	Third Quarters Ended		Nine Months Ended
(In thousands, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Loss from operations	$(15,977)	$(7,306)	$(63,950)	$(27,327)
Net loss (1)	$(11,663)	$(5,333)	$(46,684)	$(19,949)
Diluted net loss per share	$(0.20)	$(0.09)	$(0.81)	$(0.35)
Diluted Shares	57,698	56,896	57,536	56,310
(1) Federal and state statutory rate of 27%
Total revenue recognized over time was 58% and 56% of total revenues for the third quarters and nine months ended March 29, 2024, respectively. Total revenue recognized over time was 52% and 57% of total revenues for the third quarters and nine months ended March 31, 2023, respectively.
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

CONTRACT BALANCES
Contract balances result from the timing of revenue recognized, billings and cash collections resulting in the generation of contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Instead, while the Company has an enforceable right to payment as progress is made over performance obligations, billings to customers are generally predicated on (i) completion of defined milestones, (ii) monthly costs incurred or (iii) final delivery of goods or services. Contract assets are presented as Unbilled receivables and costs in excess of billings, net of allowance for credit losses on the Company’s Consolidated Balance Sheets. Contract liabilities consist of deferred product revenue, billings in excess of revenues, deferred service revenue and customer advances. Deferred product revenue represents amounts that have been invoiced to customers, but are not yet recognizable as revenue because the Company has not satisfied its performance obligations under the contract. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues. Deferred service revenue primarily represents amounts invoiced to customers for annual maintenance contracts or extended warranty contracts, which are recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract. Customer advances represent deposits received from customers on an order. Contract liabilities are included in deferred revenue as well as Other non-current liabilities on the Company’s Consolidated Balance Sheets. Contract balances are reported in a net position on a contract-by-contract basis.
The contract asset balances were $325,441 and $382,558 as of March 29, 2024 and June 30, 2023, respectively. The contract asset balance decreased due to $386,749 of billings and offset by revenue recognized under over time contracts of $329,632 during the nine months ended March 29, 2024. During the nine months ended March 29, 2024, the Company's contract assets were impacted by changes in estimates for contracts recognized over time and write-offs and reserves as a result of ongoing negotiations of settlement terms with its customers. The contract liability balances were $71,218 and $57,142 as of March 29, 2024 and June 30, 2023, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized for the third quarter and nine months ended March 29, 2024 that was included in the contract liability balance at June 30, 2023 was $10,170 and $41,413, respectively. Revenue recognized for the third quarter and nine months ended March 31, 2023 that was included in the contract liability balance at July 1, 2022 was $2,681 and $10,418, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $793,458. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the purchase price of a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase (see Note E). In accordance with the requirements of Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances (“triggering event”) occur indicating that the recorded goodwill may be impaired. Potential triggering events include macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, and changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. Adverse changes to these events and circumstances could require the Company to perform an interim impairment test.

Intangible assets result from the Company’s various business acquisitions and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, patents, customer relationships, trademarks, backlog and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to 12.5 years or over the period the economic benefits of the intangible asset are consumed.
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

Total
Balance at June 30, 2023	$1,282
Accruals for warranties issued during the period	6,153
Settlements made during the period	(1,424)
Balance at March 29, 2024	$6,011
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Basic weighted-average shares outstanding	57,698	56,511	57,536	56,310
Effect of dilutive equity instruments	—	385	—	—
Diluted weighted-average shares outstanding	57,698	56,896	57,536	56,310
Equity instruments to purchase 2,711 and 2,551 shares of common stock were not included in the calculation of diluted net loss per share for the third quarters and nine months ended March 29, 2024, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 792 and 1,873 shares of common stock were not included in the calculation of diluted net earnings per share for the third quarter and nine months ended March 31, 2023, respectively, because the equity instruments were anti-dilutive.
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
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718), an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address improvements to clarify the accounting treatment of profits interest awards. The amendments provide illustrative examples for entities to evaluate whether profits interest awards should be accounted for are share based compensation (Topic 718) or as cash bonus or profit-sharing arrangement (Topic 710). This ASU is effective for fiscal years beginning after December 15, 2023, as well as all interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, including adoption in an interim period. The Company does not believe this standard will have an impact on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU are related to the removal of various references to FASB Concept Statements from the codification to make clear distinctions between authoritative and non-authoritative literature in the codification. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not believe this standard will have an impact on its consolidated financial statements and related disclosures.
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
C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of March 29, 2024:

	Fair Value Measurements
	March 29, 2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3,626	$—	$3,626	$—
Total	$3,626	$—	$3,626	$—
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
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of March 29, 2024, the fair value of the September 2023 Swap was a liability of $3,626 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

	As of
	March 29, 2024	June 30, 2023
Raw materials	$206,222	$229,984
Work in process	119,962	81,930
Finished goods	16,831	25,302
Total	$343,015	$337,216

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
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company estimates its fair value and compares the fair value with the carrying value of its reporting units, including goodwill using an income approach based upon a discounted cash flow (“DCF”) model to calculate the present value of cash flows to estimate its implied fair value. The future cash flows for the Company’s reporting units are projected based on the Company’s estimates, at that time, of future revenues, expenses, capital expenditures, and working capital. The discount rates used in the Company’s DCF model were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate is applied to the final year of the projected period, which reflects the Company’s estimate of stable, perpetual growth. The Company then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. In addition, the Company uses the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar businesses, to support the conclusions of the income approach. Finally, the Company compared its estimates of fair values to its total market capitalization to assess the reasonableness of the reporting units combined determined fair value.
The Company also assesses potential triggering events during interim reporting periods. During the third quarter ended March 29, 2024, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors.
As a result of the sustained decline in the Company's stock and overall market capitalization during the third quarter ended March 29, 2024, along with other qualitative considerations the Company concluded that there was a triggering event for its Mission Systems reporting unit that would require an interim impairment test. As of March 29, 2024, the Company completed a quantitative goodwill impairment analysis related to its Mission Systems reporting unit by comparing the fair value of the reporting unit with its carrying amount. In making this assessment, management relies on a number of factors including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends, and declines in the Company's market capitalization. The Company determined the fair value of the reporting unit by using a DCF approach. Under the DCF approach, the Company estimated the future cash flows, as well as selected a risk-adjusted WACC of 8.5% to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considered historical results adjusted to reflect current and anticipated future operating conditions. The Company estimated cash flows for the reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends). The Company then used the market approach to corroborate the results of the DCF approach. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.
Based on the interim quantitative evaluation, the Company determined that the Mission Systems reporting unit had an estimated fair value in excess of their carrying value of 2.5%. The Company concluded that the Mission Systems reporting unit's goodwill was not impaired. In order to evaluate the sensitivity of the estimated fair value for Mission Systems, the Company assessed an increase of 1.0% in the WACC under the DCF approach would have a material impact to the Mission Systems reporting unit's fair value determination. If there are adverse trends in the Mission Systems reporting unit's expected future operating results, business plans, economic projections, anticipated future cash flows, business trends, and Company's market capitalization, then it could result in the carrying value of the Mission Systems reporting unit exceeding its estimated fair value and impairment charges.

F.Restructuring
For the nine months ended March 29, 2024, the Company initiated several immediate cost savings measures that simplify the Company’s organizational structure, facilitate clearer accountability, and align to the Company’s priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with the Company’s priority areas. On July 20, 2023, the Company executed the plan to embed the 1MPACT value creation initiatives into operations. On August 9, 2023 the Company approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9,548 of severance costs for the nine months ended March 29, 2023. On January 12, 2024, the Company approved and initiated workforce reductions that eliminated approximately 100 positions resulting in an additional $9,841 of severance costs for the nine months ended March 29, 2024.
The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 30, 2023	$1,529
Restructuring charges	19,389
Cash paid	(14,139)
Balance at March 29, 2024	$6,779
G.Income Taxes
The Company recorded an income tax benefit of $12,643 and $10,446 on a loss before income taxes of $57,217 and $5,290 for the third quarters ended March 29, 2024 and March 31, 2023, respectively. The Company recorded an income tax benefit of $43,811 and $13,619 on a loss before income taxes of $170,674 and $33,718 for the nine months ended March 29, 2024 and March 31, 2023, respectively.
During the third quarter and nine months ended March 29, 2024, the Company recognized a tax provision of $772 and $2,419 related to stock compensation shortfalls, respectively. During the third quarter and nine months ended March 31, 2023 the Company recognized a tax (benefit) provision of $(91) and $1,655 related to stock compensation shortfalls, respectively. During the third quarter ended March 31, 2023, the Company concluded its income tax audit with the Internal Revenue Service for fiscal years 2016 through 2018 and subsequently recognized a tax benefit of $1,335 related to a release of income tax reserves for unrecognized income tax benefits.
The effective tax rate for the third quarters and nine months ended March 29, 2024 and March 31, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the third quarter and nine months ended March 31, 2023 also differed from the federal statutory rate due to the release of income tax reserves for previously unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for the Company beginning in the fiscal year ended June 30, 2023. Based on guidance issued during the year, the Company refined the amount of research and development expenditures capitalized and recorded certain current and deferred tax adjustments in the third quarter ended March 29, 2024. The Company will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.
H.Debt
REVOLVING CREDIT FACILITY
On February 28, 2022, the Company amended the revolving credit facility (the "Revolver") to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of March

29, 2024, the Company's outstanding balance of unamortized deferred financing costs was $4,431, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the November 2023 amendment to the Revolver.
On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, the Company proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. In conjunction with Amendment No. 5 to the Revolver, the Company incurred $1,931 of new deferred financing costs that will be amortized over the remaining term of the Revolver. Refer to exhibit 10.1 on Form 8-K filed by the Company with the SEC on November 7, 2023.
During the third quarter ended March 29, 2024, the Company did not have any additional borrowings. During the nine months ended March 29, 2024, the Company borrowed $105,000. As of March 29, 2024, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $616,500 against the Revolver, resulting in interest expense of $9,319 and $25,856 for the third quarter and nine months ended March 29, 2024. The borrowing capacity as defined under the Revolver as of March 29, 2024 is approximately $750,000 less outstanding borrowings of $616,500. There were outstanding letters of credit of $963 as of March 29, 2024.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 29, 2024 was a net liability of $4,156, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recorded a net loss of $56 and $169 in AOCI during the third quarter and nine months ended March 29, 2024. The Company recorded a net gain of $46 and $142 in AOCI during the third quarter and nine months ended March 31, 2023. The Company recognized net periodic benefit costs of $213 and $628 associated with the Plan for the third quarter and nine months ended March 29, 2024, respectively. The Company recognized net periodic benefit costs of $230 and $671 associated with the Plan for the third quarter and nine months ended March 31, 2023, respectively. The Company's total expected employer contributions to the Plan during fiscal 2024 are $1,155.

401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,963 and $2,705 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheets at March 29, 2024 and June 30, 2023, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the third quarter and nine months ended March 29, 2024, the Company recognized share-based matching contributions related to the 401(k) plan of $4,528 and $12,180, as compared to $3,288 and $9,715 during the third quarter and nine months ended March 31, 2023.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and for calendar year 2024, will match participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash deferral credited to participants’ account balances). The Company’s matching obligation for 2024 is subject to the satisfaction of a financial performance condition for the 2024 calendar year. Participant deferrals under the plan are held in a Rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants..
As of March 29, 2024, the Company held assets under the rabbi trust of $52, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $52. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the third quarter and nine months ended March 29, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the Rabbi trust. The nonqualified deferred compensation plan was not in place as of the third quarter and nine months ended March 31, 2023.

J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At March 29, 2024, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations (other than by exercise) of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 4,623 available shares for future grant under the 2018 Plan at March 29, 2024.
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
EMPLOYEE STOCK PURCHASE PLAN
At March 29, 2024, the aggregate number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (“ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the ESPP. There were 107 and 57 shares issued under the ESPP during the nine months ended March 29, 2024 and March 31, 2023, respectively. Shares available for future purchase under the ESPP totaled 60 at March 29, 2024.
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
The following table summarizes activity of the Company's stock option plans since June 30, 2023:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 3/29/24
Outstanding at June 30, 2023	—	$—	$—	—	—
Granted	934	12.71	45.00
Exercised	—		—
Canceled	—		—
Outstanding at March 29, 2024	934	$12.71	$45.00	2.93 years	—
Exercisable at March 29, 2024	—	$—	$—	—	—
There were no options vested or exercised during the third quarter ended March 29, 2024. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 29, 2024, there was $10,024 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 2.93 years from March 29, 2024.

The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company calculated the fair values of the options grants using the following weighted-average assumptions:

Third Quarter Ended
March 29, 2024
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
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2023:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,339	$54.45
Granted	1,334	36.38
Vested	(435)	56.80
Forfeited	(557)	47.90
Outstanding at March 29, 2024	1,681	$41.66
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,033 and $1,215 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended March 29, 2024 and June 30, 2023, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cost of revenues	$1,299	$630	$2,119	$1,666
Selling, general and administrative	4,123	7,577	11,626	20,732
Research and development	1,498	1,732	4,678	5,048
Stock-based compensation expense before tax	6,920	9,939	18,423	27,446
Income taxes	(1,868)	(2,684)	(4,974)	(7,410)
Stock-based compensation expense, net of income taxes	$5,052	$7,255	$13,449	$20,036

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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED MARCH 29, 2024
Net revenues to unaffiliated customers	$199,834	$8,418	$6	$—	$208,258
Inter-geographic revenues	1,248	211	—	(1,459)	—
Net revenues	$201,082	$8,629	$6	$(1,459)	$208,258
THIRD QUARTER ENDED MARCH 31, 2023
Net revenues to unaffiliated customers	$252,945	$10,525	$9	$—	$263,479
Inter-geographic revenues	1,794	26	—	(1,820)	—
Net revenues	$254,739	$10,551	$9	$(1,820)	$263,479
NINE MONTHS ENDED MARCH 29, 2024
Net revenues to unaffiliated customers	$554,877	$31,817	$18	$—	$586,712
Inter-geographic revenues	4,253	507	—	(4,760)	—
Net revenues	$559,130	$32,324	$18	$(4,760)	$586,712
NINE MONTHS ENDED MARCH 31, 2023
Net revenues to unaffiliated customers	$690,922	$29,708	$16	$—	$720,646
Inter-geographic revenues	1,873	398	—	(2,271)	—
Net revenues	$692,795	$30,106	$16	$(2,271)	$720,646

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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Domestic(1)	$177,973	$238,159	$506,262	$648,948
International/Foreign Military Sales(2)	30,285	25,320	80,450	71,698
Total Net Revenue	$208,258	$263,479	$586,712	$720,646
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
The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Radar(1)	$26,647	$83,853	$68,460	$180,968
Electronic Warfare(2)	25,999	35,939	82,517	104,746
Other Sensor & Effector(3)	47,681	20,143	91,482	70,679
Total Sensor & Effector	100,327	139,935	242,459	356,393
C4I(4)	84,605	104,188	291,279	311,963
Other(5)	23,326	19,356	52,974	52,290
Total Net Revenue	$208,258	$263,479	$586,712	$720,646
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Components(1)	$57,308	$53,187	$136,257	$137,528
Modules and Sub-assemblies(2)	43,441	49,992	116,825	143,038
Integrated Subsystems(3)	107,509	160,300	333,630	440,080
Total Net Revenue	$208,258	$263,479	$586,712	$720,646

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
The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Airborne(1)	$97,092	$126,674	$329,661	$373,878
Land(2)	21,011	58,816	70,629	119,483
Naval(3)	28,710	39,961	68,255	104,900
Other(4)	61,445	38,028	118,167	122,385
Total Net Revenues	$208,258	$263,479	$586,712	$720,646
(1) Airborne platform includes products that relate to personnel, equipment or pieces of equipment designed for airborne applications.
(2) Land platform includes products that relate to fixed or mobile equipment, or pieces of equipment for personnel, weapon systems, vehicles and support elements operating on land.
(3) Naval platform includes products that relate to personnel, equipment or pieces of equipment designed for naval operations.
(4) All platforms other than Airborne, Land or Naval.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
March 29, 2024	$111,055	$2,852	$113,907
June 30, 2023	$116,381	$3,173	$119,554
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Lockheed Martin Corporation	15%	13%	11%	14%
L3Harris	13%	*	11%	*
RTX Corporation	11%	18%	10%	14%
Northrop Grumman	10%	11%	*	11%
U.S. Navy	*	*	*	10%
	49%	42%	32%	49%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarters and nine months ended March 29, 2024 and March 31, 2023.
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

On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to the Company that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In April 2024, counsel for NTS sent additional communications on their demand that the Company participate in their environmental monitoring and remediation planning. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by NTS or MassDEP since the dates discussed above. The Company believes the claims from NTS are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, Mercury will have for these matters.
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from the positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In the notice, the former CEO claimed entitlement to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. On March 25, 2024, the arbitrator denied Mr. Aslett's motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. The Company intends to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company’s favor, the Company may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $12,900, based on the closing price of the Company's common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $12,900, plus costs and attorneys’ fees and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenter's Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the Company's former Chief Executive Officer, and Mr. Ruppert, the Company's former Chief Financial Officer, Mr. Ballhaus, the Company's current Chief Executive Officer, and Mr. Farnsworth, the Company's current Chief Financial officer, are indemnified by the Company for this matter. The Company believes the claims in the complaint are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
On January 31, 2024, a former employee at the Company's Torrance, CA location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury employees in California, alleging a range of violations of California wage and hour regulations. The Company believes the claims in the complaints are without merit and intend to defend itself self vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.

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
PURCHASE COMMITMENTS
As of March 29, 2024, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $138,555.
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
As of March 29, 2024, the fair value of the September 2023 Swap was a liability of $3,626 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the third quarter and nine months ended March 29, 2024, the Company amortized a total of $881 and $2,101, respectively, of the gain associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Other comprehensive loss.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of March 29, 2024, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
As of March 29, 2024, we had 2,457 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended March 29, 2024 were $208.3 million, ($44.6) million, ($0.77), ($0.26), and ($2.4) million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted EPS, and adjusted EBITDA for the nine months ended March 29, 2024 were $586.7 million, ($126.9) million, ($2.20), ($0.92), and ($21.7) million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the third quarters ended March 29, 2024 and March 31, 2023, respectively. There were 39 weeks during the nine months ended March 29, 2024 and March 31, 2023, respectively. The results for the third quarter and nine months ended March 29, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The third quarter ended March 29, 2024 compared to the third quarter ended March 31, 2023
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	March 29, 2024	As a % of Total Net Revenue	March 31, 2023	As a % of Total Net Revenue
Net revenues	$208,258	100.0%	$263,479	100.0%
Cost of revenues	167,616	80.5	173,190	65.7
Gross margin	40,642	19.5	90,289	34.3
Operating expenses:
Selling, general and administrative	43,157	20.7	44,626	16.9
Research and development	21,563	10.4	26,516	10.1
Amortization of intangible assets	11,533	5.5	12,809	4.9
Restructuring and other charges	9,841	4.7	2,778	1.1
Acquisition costs and other related expenses	204	0.1	1,606	0.6
Total operating expenses	86,298	41.4	88,335	33.6
(Loss) income from operations	(45,656)	(21.9)	1,954	0.7
Interest income	542	0.3	80	—
Interest expense	(9,319)	(4.5)	(6,711)	(2.5)
Other expense, net	(2,784)	(1.3)	(613)	(0.2)
Loss before income tax benefit	(57,217)	(27.5)	(5,290)	(2.0)
Income tax benefit	(12,643)	(6.1)	(10,446)	(4.0)
Net (loss) income	$(44,574)	(21.4)%	$5,156	2.0%
REVENUES
Total revenues decreased $55.2 million, or 20.9%, to $208.3 million during the third quarter ended March 29, 2024, as compared to $263.5 million during the third quarter ended March 31, 2023. Revenues decreased year over year as we continue to prioritize resources to execute on our challenged programs. As a result, we are experiencing a temporary volume shift in our total revenue, including our point in time revenue and over time revenue which decreased by approximately $39.5 million and $15.7 million, respectively. Over time revenue represented 58% of total revenues during the third quarter ended March 29, 2024, as compared to 52% of total revenues during the third quarter ended March 31, 2023.
During the third quarter ended March 29, 2024, we experienced incremental cost growth across various programs with revenue recognized over time, including our challenged programs. These adjustments in our estimates at completion represented technical and execution challenges we faced in the quarter, which resulted in a cumulative adjustment to reduce revenues. Despite the cost growth we experienced on our programs, the trend in the cost growth of these programs has reduced significantly as we proactively retire risk across the portfolio. Specifically, in regard to the challenged programs, we continue to complete and close out these programs, which will allow us to enhance our focus and drive revenue on other development and production programs. We expect this trend to continue through the remainder of fiscal 2024.
Revenue decreases were driven by the integrated subsystems and modules and sub-assemblies product groupings which decreased $52.8 million and $6.6 million, respectively, partially offset by an increase to the components grouping of $4.1 million during the third quarter ended March 29, 2024 when compared to the prior period. The decrease in total revenue was primarily driven by the radar, C4I and electronic warfare end applications with decreases of $57.2 million, $19.6 million and $9.9 million, respectively, partially offset by increases to other sensor and effector end applications of $27.5 million. The decrease in total revenue was also driven by lower Land, Airborne and Naval platforms of $37.8 million, $29.6 million and $11.3 million, respectively, partially offset by increases to Other platforms of $23.4 million. The largest program decreases were related to secure processing programs, LTAMDS and Aegis, partially offset by increases to the MK21A program and the

Tranche 2 Tracking Layer program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the third quarters ended March 29, 2024 or March 31, 2023.
GROSS MARGIN
Gross margin was 19.5% for the third quarter ended March 29, 2024, a decrease of 1480 basis points from the 34.3% gross margin realized during the third quarter ended March 31, 2023. The lower gross margin was driven by cost growth impacts to revenue programs recognized over time and higher manufacturing adjustments, including $11.1 million related to inventory reserves and scrap, as well as $4.9 million incremental warranty expense. The increase in inventory reserves was primarily related to programs with end of life components, where design changes have occurred, as well as configuration changes necessary to drive efficient production in the common processing architecture. The increase in scrap was primarily a result of higher levels of discrepant material especially as related to the common processing architecture across several of our remaining challenged programs. We have several initiatives underway to address more efficient and cost-effective producibility of these subsystems.
Additionally, the growth in estimated costs to complete on our over time revenue programs during fiscal 2024 has significantly reduced the overall margins. Net program cost growth of approximately $16.0 million was recorded in the quarter resulting in an incremental impact of approximately $8.7 million to gross margin, or 490 basis points, when compared to the prior period. Approximately $6.5 million of total cost growth impact in the quarter was attributable to the challenged programs, of which $3.7 million related to one program. The remaining $9.5 million was incurred across certain other development and production programs based on facts and circumstances in the quarter.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

(in thousands)	March 29, 2024	March 31, 2023
Gross favorable	$9,667	$5,057
Gross unfavorable	(25,644)	(12,363)
Net impact of changes in estimates	$(15,977)	$(7,306)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $1.4 million, or 3.2%, to $43.2 million during the third quarter ended March 29, 2024, as compared to $44.6 million in the third quarter ended March 31, 2023. The decrease was primarily driven by the reduction in force initiated on January 12, 2024, resulting in lower compensation costs including $3.5 million of stock compensation expense, and $3.9 million of bonus, salary, and benefit expense. These decreases were partially offset by contract asset reserves of $6.3 million as a result of ongoing negotiations of settlement terms with our customers to reduce scope, or otherwise exit contracts.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $4.9 million, or 18.5%, to $21.6 million during the third quarter ended March 29, 2024, as compared to $26.5 million during the third quarter ended March 31, 2023. The decrease during the third quarter ended March 29, 2024 was primarily driven by increased Customer Funded Research and Development ("CRAD") of $2.6 million as a result of a higher mix of development programs execution, as well as the reduction in force initiated on January 12, 2024, resulting in lower compensation costs including $2.7 million of salary, bonus, benefits and stock compensation expense. Decreases were partially offset by $0.7 million of incremental R&D spend on on equipment, supplies and outside services as compared to the third quarter ended March 31, 2023.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $1.3 million to $11.5 million during the third quarter ended March 29, 2024, as compared to $12.8 million during the third quarter ended March 31, 2023, primarily due to various developed technology intangibles being fully amortized in fiscal 2023.
RESTRUCTURING AND OTHER CHARGES
We incurred $9.8 million of restructuring and other charges during the third quarter ended March 29, 2024, as compared to $2.8 million during the third quarter ended March 31, 2023. Restructuring and other charges during the third quarter ended March 29, 2024 includes $9.8 million for separation costs related to the reduction in workforce initiated January 12, 2024 impacting approximately 100 positions. Restructuring and other charges during the third quarter ended March 31, 2023 includes $2.0 million related to severance costs and $0.8 million of costs related to facility optimization efforts associated with 1MPACT, including $0.5 million related to lease asset impairment.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses during the third quarter ended March 29, 2024. The acquisition costs and other related expenses during the third quarter ended March 31, 2023 includes $1.3 million associated with the Board of Directors' review of strategic alternatives.
INTEREST EXPENSE
We incurred $9.3 million of interest expense during the third quarter ended March 29, 2024, as compared to $6.7 million during the third quarter ended March 31, 2023. The increase was driven by a higher interest rate and higher average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $2.8 million during the third quarter ended March 29, 2024, as compared to $0.6 million during the third quarter ended March 31, 2023. The third quarter ended March 29, 2024 includes litigation and settlement expenses of $2.1 million, $0.8 million of financing costs and $0.2 million net foreign currency translation losses, partially offset by other income of $0.3 million. The third quarter ended March 31, 2023 includes $0.6 million of financing costs, litigation and settlement expenses of $0.3 million, partially offset by net foreign currency translation gains of $0.3 million.
INCOME TAXES
We recorded an income tax benefit of $12.6 million and $10.4 million on a loss before income taxes of $57.2 million and $5.3 million for the third quarters ended March 29, 2024 and March 31, 2023, respectively.
During the third quarters ended March 29, 2024 and March 31, 2023, we recognized a tax provision (benefit) of $0.8 million and $(0.1) million related to stock compensation shortfalls (windfalls), respectively. During the third quarter ended March 31, 2023, we concluded our income tax audit with the Internal Revenue Service for fiscal years 2016 through 2018 and subsequently recognized a tax benefit of $1.3 million related to a release of income tax reserves for unrecognized income tax benefits.
The effective tax rate for the third quarters ended March 29, 2024 and March 31, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the third quarter ended March 31, 2023 also differed from the federal statutory rate due to the release of unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for us beginning in the fiscal year ended June 30, 2023. Based on guidance issued during the year, we refined the amount of research and development expenditures capitalized and recorded certain current and deferred tax adjustments in the third quarter ended March 29, 2024. We will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.

Nine months ended March 29, 2024 compared to the nine months ended March 31, 2023
The following table sets forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	March 29, 2024	As a % of Total Net Revenue	March 31, 2023	As a % of Total Net Revenue
Net revenues	$586,712	100.0%	$720,646	100.0%
Cost of revenues	464,023	79.1	471,302	65.4
Gross margin	122,689	20.9	249,344	34.6
Operating expenses:
Selling, general and administrative	123,421	21.0	128,626	17.8
Research and development	81,911	14.0	81,188	11.3
Amortization of intangible assets	36,350	6.2	40,919	5.7
Restructuring and other charges	19,389	3.3	6,355	0.9
Acquisition costs and other related expenses	1,404	0.3	5,043	0.7
Total operating expenses	262,475	44.8	262,131	36.4
Loss from operations	(139,786)	(23.9)	(12,787)	(1.8)
Interest income	674	0.1	329	—
Interest expense	(25,856)	(4.4)	(17,848)	(2.5)
Other expense, net	(5,706)	(0.9)	(3,412)	(0.4)
Loss before income tax benefit	(170,674)	(29.1)	(33,718)	(4.7)
Income tax benefit	(43,811)	(7.5)	(13,619)	(1.9)
Net loss	$(126,863)	(21.6)%	$(20,099)	(2.8)%
REVENUES
Total revenues decreased $133.9 million, or 18.6%, to $586.7 million during the nine months ended March 29, 2024, as compared to $720.6 million during the nine months ended March 31, 2023. Revenues decreased year over year as we continue to prioritize resources to execute our challenged programs, transition from our higher mix of development programs and aim to better align our operating cadence with prudent working capital management. As a result, we are observing a temporary volume shift in our total revenue, including our point in time revenue and over time revenue which decreased by approximately $54.5 million and $79.4 million, respectively. We expect this trend to continue through the remainder of fiscal 2024. Over time revenue represented 56% of total revenues during the nine months ended March 29, 2024, as compared to 57% of total revenues during the nine months ended March 31, 2023.
During the nine months ended March 29, 2024, we experienced incremental cost growth across various programs with revenue recognized over time, including our challenged programs. For the challenged programs, which are recognized over time, we have recognized a majority of the revenue and related cost as we acquired material and applied labor over the period of performance to progress these programs in prior periods. As we continue to resolve technical challenges and complete these programs, which consumes a significant amount of operational capacity, the remaining revenues on these challenged programs are recognized, however these revenues represent a very small proportion of the total contract value. In addition, we adjusted our estimates at completion for incremental technical and execution costs in the quarter, especially as related to one of our challenged programs as well as certain other development and production programs resulting in a cumulative adjustment to reduce revenues in the nine months ended March 29, 2024. Despite the cost growth we experienced on our programs, the trend in the cost growth of these programs has reduced significantly as we proactively retire risk across the portfolio. In addition, as we transition our operating cadence with a goal of more properly balancing our material purchases with contract awards and resource availability to drive better working capital results, we are experiencing a near-term revenue timing dynamic.
We experienced revenue decreases across all product grouping, integrated subsystems, modules and sub-assemblies and components which decreased $106.5 million, $26.2 million and $1.3 million, respectively. The decrease in total revenue was primarily driven by the radar, electronic warfare and C4I end applications decreases of $112.5 million, $22.2 million, and $20.7 million, respectively, partially offset by increases to other sensor and effector end applications of $20.8 million. We experienced decreases across each platform during the nine months ended March 29, 2024 when compared to the prior period; Land, Airborne, Naval and Other platforms decreased $48.9 million, $44.2 million, $36.6 million, and $4.2 million, respectively. The largest program decreases were related to the LTAMDS, Aegis and THAAD programs, partially offset by increases to the SCAR and MK21A programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for the nine months ended March 29, 2024 or March 31, 2023.
GROSS MARGIN
Gross margin was 20.9% for the nine months ended March 29, 2024, a decrease of 1370 basis points from the 34.6% gross margin realized during the nine months ended March 31, 2023. The lower gross margin was driven by cost growth impacts to revenue programs recognized over time and higher manufacturing adjustments, including $29.2 million related to inventory reserves and scrap, certain other non-recurring cost adjustments, as well as, $4.9 million warranty expense. The increase in inventory reserves was primarily related to programs with end of life components, where design changes have occurred, as well as configuration changes necessary to drive efficient production in the common processing architecture. The increase in scrap was primarily a result of higher levels of discrepant material especially as related to the common processing architecture across several of our remaining challenged programs. We have several initiatives underway to address more efficient and cost-effective producibility of these subsystems.
Additionally, the growth in estimated costs to complete on our over time revenue programs during fiscal 2024 has significantly reduced the overall margins. Net program cost growth of approximately $63.9 million was recorded in the nine months resulting in an incremental impact of approximately $36.6 million to gross margin, or 710 basis points, when compared to the prior period. Approximately, $25.8 million of total cost growth impact in the nine months was attributable to the challenged programs, of which a total of $18.9 million related to two programs. The remaining $38.2 million was incurred across certain other development and production programs based on facts and circumstances in the quarter.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

(in thousands)	March 29, 2024	March 31, 2023
Gross favorable	$14,441	$10,015
Gross unfavorable	(78,391)	(37,342)
Net impact of changes in estimates	$(63,950)	$(27,327)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $5.2 million, or 4.0%, to $123.4 million during the nine months ended March 29, 2024, as compared to $128.6 million during the nine months ended March 31, 2023. The decrease was primarily driven by the reduction in force initiated on August 9, 2023 and on January 12, 2024, resulting in lower compensation costs of $16.3 million including stock compensation, bonus, benefits and salary expense. These decreases were partially offset by contract asset write-offs and reserves of $11.1 million as a result of ongoing negotiations of settlement terms with our customers to reduce scope, or otherwise exit contracts, especially as related to certain challenged programs.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $0.7 million, or 0.9%, to $81.9 million during the nine months ended March 29, 2024, as compared to $81.2 million during the nine months ended March 31, 2023. The increase was primarily due to incremental R&D spend on equipment, supplies and outside services totaling $4.7 million, partially offset by increased CRAD of $3.9 million as a result of a higher mix of development programs execution compared to the nine months ended March 31, 2023.

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $19.4 million during the nine months ended March 29, 2024, as compared to $6.4 million during the nine months ended March 31, 2023. During the nine months ended March 29, 2024 we initiated several immediate cost savings measures that simplify our organizational structure, facilitate clearer accountability, and align our priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into our operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with our priority areas. On July 20, 2023, we executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, we approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9.5 million of severance costs. On January 12, 2024, we initiated and approved a workforce reduction that eliminated approximately 100 positions resulting in $9.8 million of severance costs. Restructuring and other charges during the nine months ended March 31, 2023 primarily related to 1MPACT including $2.8 million of severance costs, $1.8 million of third party consulting costs, $1.8 million of costs for facility optimization efforts, including $1.3 million related to lease asset impairment.
All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.4 million during the nine months ended March 29, 2024, as compared to $5.0 million during the nine months ended March 31, 2023. The acquisition costs and other related expenses we incurred during the nine months ended March 29, 2024 includes $0.5 million related to run-rate amortization of fair value adjustments from purchase accounting, $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors. Acquisition costs during the nine months ended March 31, 2023 were primarily related to $2.5 million for third party advisory fees in connection with engagements by activist investors and $1.3 million associated with the Board of Directors' review of strategic alternatives.
INTEREST EXPENSE
We incurred $25.9 million of interest expense during the nine months ended March 29, 2024, as compared to $17.8 million during the nine months ended March 31, 2023. The increase was driven by a higher interest rate and higher average borrowings outstanding on our Revolver as compared to the nine months ended March 31, 2023.
OTHER EXPENSE, NET
Other expense, net increased $2.3 million to $5.7 million during the nine months ended March 29, 2024 as compared to $3.4 million during the nine months ended March 31, 2023. There was $4.0 million of litigation and settlement costs, $2.1 million of financing costs and $0.5 million of net foreign currency translation losses, partially offset by other income of $0.9 million during the nine months ended March 29, 2024. There was $1.7 million of both financing costs and litigation and settlement costs, respectively, during the nine months ended March 31, 2023.
INCOME TAXES
We recorded an income tax benefit of $43.8 million and $13.6 million on a loss before income taxes of $170.7 million and $33.7 million for the nine months ended March 29, 2024 and March 31, 2023, respectively.

During the nine months ended March 29, 2024 and March 31, 2023, we recognized a tax provision of $2.4 and $1.7 million related to stock compensation shortfalls, respectively. During the nine months ended March 31, 2023, we concluded our income tax audit with the Internal Revenue Service for fiscal years 2016 through 2018 and subsequently recognized a tax benefit of $1.3 million related to a release of income tax reserves for unrecognized income tax benefits.
The effective tax rate for the nine months ended March 29, 2024 and March 31, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls and state taxes. The effective tax rate for the nine months ended March 31, 2023 also differed from the federal statutory rate due to the release of unrecognized income tax benefits.
The Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes, effective for us beginning in the fiscal year ended June 30, 2023. As a result, we have recorded a deferred tax asset through the nine months ended March 29, 2024 of $58.3 million. Based on some guidance issued during the year, we refined the amount of research and development expenditures capitalized and recorded certain current and deferred tax adjustments in the third quarter ended March 29, 2024. We will continue to monitor guidance and any proposed regulations and adjust the estimates as necessary.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of March 29, 2024 is approximately $750.0 million, less outstanding borrowings of $616.5 million.

On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, we proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. As part of Amendment No. 5, the Company agreed to a temporary reduction of Revolver capacity to $750.0 million through the earlier of May 15, 2024 or the filing of the compliance certificate for the period ended March 29, 2024.
Upon the earlier of May 15, 2024 or the filing of the compliance certificate for the period ended March 29, 2024 the borrowing capacity will increase to approximately $1,069.8 million, less outstanding borrowings of $616.5 million.
During the third quarter ended March 29, 2024, we did not have any additional borrowings. During the nine months ended March 29, 2024, we borrowed $105.0 million. As of March 29, 2024, the Company was in compliance with all covenants and conditions under the Revolver and expects to be within our covenant and conditions for the remainder of the year.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”) with Bank of the West, as purchaser, pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and Bank of the West has no obligation to purchase any receivables from us. Pursuant to the RPA, Bank of the West may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by Bank of the West, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA with BMO Harris Bank (as successor in interest to Bank of the West) to increase the capacity from $30.6 million to $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $44.2 million and $1.6 million, respectively, for the nine months ended March 29, 2024. We factored accounts receivable and incurred factoring fees of approximately $24.5 million and $0.3 million respectively, for the nine months ended March 31, 2023.
CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	March 29, 2024	March 31, 2023
Net cash used in operating activities	$(11,379)	$(33,864)
Net cash used in investing activities	$(23,943)	$(29,800)
Net cash provided by financing activities	$106,217	$62,330
Net increase (decrease) in cash and cash equivalents	$71,082	$(1,213)
Cash and cash equivalents at end of period	$142,645	$64,441
Our cash and cash equivalents increased by $71.1 million from June 30, 2023 to March 29, 2024, primarily as the result of $105.0 million of borrowings on our Revolver, offset by $23.9 million invested in purchases of property and equipment and $11.4 million of cash used in operating activities.
Operating Activities
During the nine months ended March 29, 2024, we had an outflow of $11.4 million in cash from operating activities compared to a $33.9 million outflow during the nine months ended March 31, 2023. The reduced outflow during the nine months ended March 29, 2024 was primarily due to a higher net loss of $106.8 million and a $78.3 million inflow from accounts receivable, unbilled receivables and costs in excess of billings as compared to a $53.7 million outflow during the nine months ended March 31, 2023. The nine months ended March 29, 2024 also included lower outflows due to inventory and the benefit for deferred income taxes as compared to the nine months ended March 31, 2023. This activity was offset by outflows of $28.0 million, $25.9 million, and $13.9 million of prepaid income taxes, accounts payable, accrued expenses, and accrued compensation, and income taxes payable, respectively and lower inflows from deferred revenues and customer advances.
Investing Activities
During the nine months ended March 29, 2024, we invested $23.9 million, a decrease of $5.9 million, as compared to $29.8 million during the nine months ended March 31, 2023 primarily due to lower purchases of property and equipment.

Financing Activities
During the nine months ended March 29, 2024, we had $105.0 million of borrowings on our Revolver as compared to $100.0 million of borrowings during the nine months ended March 31, 2023. During the nine months ended March 31, 2023, the borrowings were partially offset by payments under credit facilities of $40.0 million while there were no such payments made during the nine months ended March 29, 2024.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 29, 2024:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$138,555	$138,555	$—	$—	$—
Operating leases	92,775	14,963	27,578	24,771	25,463
	$231,330	$153,518	$27,578	$24,771	$25,463
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $138.6 million at March 29, 2024.
We have a liability at March 29, 2024 of $5.2 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net (loss) income	$(44,574)	$5,156	$(126,863)	$(20,099)
Other non-operating adjustments, net	(64)	(337)	(375)	(3)
Interest expense, net	8,777	6,631	25,182	17,519
Income tax benefit	(12,643)	(10,446)	(43,811)	(13,619)
Depreciation	10,221	11,084	30,289	33,908
Amortization of intangible assets	11,533	12,809	36,350	40,919
Restructuring and other charges	9,841	2,778	19,389	6,355
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	778	2,012	2,970	6,185
Fair value adjustments from purchase accounting	177	178	532	179
Litigation and settlement expense, net	2,096	366	3,982	1,741
COVID related expenses	—	1	—	62
Stock-based and other non-cash compensation expense	11,461	13,229	30,607	37,172
Adjusted EBITDA	$(2,397)	$43,461	$(21,748)	$110,319
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
The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted (loss) income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	March 29, 2024		March 31, 2023
Net (loss) income and (loss) earnings per share	$(44,574)	$(0.77)	$5,156	$0.09
Other non-operating adjustments, net	(64)		(337)
Amortization of intangible assets	11,533		12,809
Restructuring and other charges	9,841		2,778
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	778		2,012
Fair value adjustments from purchase accounting	177		178
Litigation and settlement expense, net	2,096		366
COVID related expenses	—		1
Stock-based and other non-cash compensation expense	11,461		13,229
Impact to income taxes(1)	(6,384)		(13,637)
Adjusted (loss) income and adjusted (loss) earnings per share(2)	$(15,136)	$(0.26)	$22,555	$0.40

Diluted weighted-average shares outstanding		57,698		56,896

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Loss per share and adjusted loss per share is calculated using basic shares whereas earnings per share and adjusted earnings per share is calculated using diluted shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the third quarter, presented above.

	Nine Months Ended
(In thousands, except per share data)	March 29, 2024		March 31, 2023
Net loss and loss per share	$(126,863)	$(2.20)	$(20,099)	$(0.36)
Other non-operating adjustments, net	(375)		(3)
Amortization of intangible assets	36,350		40,919
Restructuring and other charges	19,389		6,355
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,970		6,185
Fair value adjustments from purchase accounting	532		179
Litigation and settlement expense, net	3,982		1,741
COVID related expenses	—		62
Stock-based and other non-cash compensation expense	30,607		37,172
Impact to income taxes(1)	(19,588)		(21,867)
Adjusted (loss) income and adjusted (loss) earnings per share(2)	$(52,996)	$(0.92)	$50,644	$0.89

Diluted weighted-average shares outstanding		57,536		56,653

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the nine months ended March 31, 2023.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net cash used in operating activities	$(17,805)	$(3,217)	$(11,379)	$(33,864)
Purchase of property and equipment	(7,938)	(9,446)	(23,943)	(29,950)
Free cash flow	$(25,743)	$(12,663)	$(35,322)	$(63,814)
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
The following tables reconcile the most directly comparable GAAP financial measure to the non-GAAP financial measure for the third quarters and nine months ended March 29, 2024 and March 31, 2023, respectively:

(In thousands)	March 29, 2024	As a % of Total Net Revenue	March 31, 2023	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$208,258	100%	$263,479	100%	$(55,221)	(21)%
Acquired revenue	—	—%	—	—%	—	—%
Total revenues	$208,258	100%	$263,479	100%	$(55,221)	(21)%

(In thousands)	March 29, 2024	As a % of Total Net Revenue	March 31, 2023	As a % of Total Net Revenue	$ Change	% Change
Organic revenue	$586,712	100%	$720,646	100%	$(133,934)	(19)%
Acquired revenue	—	—%	—	—%	—	—%
Total revenues	$586,712	100%	$720,646	100%	$(133,934)	(19)%
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 30, 2023 to March 29, 2024.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2024. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. In April 2024, counsel for NTS sent additional communications on their demand that we participate in their environmental monitoring and remediation planning. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above standard that MassDEP published for PFAS in October 2020. We have not been contacted by NTS or MassDEP since the dates discussed above. We believe the claims from NTS are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, we will have for these matters.
On June 19, 2023, our Board of Directors received notice of our former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. On September 19, 2023, our former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. On March 25, 2024, the arbitrator denied Mr. Aslett’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. We intend to contest vigorously the claims under the CIC Agreement and believe that we have strong arguments that our former CEO’s claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO’s reasonable legal fees and compensation during the dispute. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $12.9 million, based on the closing price of our common stock on June 26, 2023, plus legal fees and expenses and compensation during dispute, for accelerated equity vesting, severance, and other benefits under the CIC Agreement. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter, and we estimate the potential range of exposure from $0 to $12.9 million, plus costs and attorneys’ fees and compensation to our former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against us, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from December 7, 2020, through June 23, 2023. The complaint alleges that our public disclosures in SEC filings and on earnings calls were false and/or misleading. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024,the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. Subject to the terms of our by-laws and applicable Massachusetts law, Mr. Aslett, our former Chief Executive Officer, Mr. Ruppert, our former Chief Financial Officer,Mr. Ballhaus, our current Chief Executive Officer, and Mr. Farnsworth, our current Chief Financial officer,are indemnified by us for this matter. We believe the claims in the complaint are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, we will have for this matter.
On January 31, 2024, a former employee at our Torrance, CA location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury employees in California, alleging a range of violations of California wage and hour regulations. We believe the claims in the complaints are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, Mercury will have for this matter.
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There has been one change from the factors disclosed in our 2023 Annual Report on Form 10-K filed on August 15, 2023, although we may disclose additional changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At March 29, 2024, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $938.1 million and $261.8 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future. During the quarter ended March 29, 2024, we assessed potential triggering events for goodwill impairment and concluded that there was a triggering event. Based on the quantitative evaluation during the quarter ended March 29, 2024, we determined that the Mission Systems reporting unit had an estimated fair value in excess of their carrying value of 2.5% and the Microelectronics reporting unit had an estimated fair value that substantially exceeded its carrying value.
ITEM 5.     OTHER INFORMATION
During the third quarter ended March 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	Separation Agreement, dated January 12, 2024, between the Company and Christine F. Harbison

10.2*	Letter Agreement, dated January 11, 2024, between the Company and Charles R. Wells, IV

10.3*	First Amendment to Restricted Stock Award Agreement Granted to Christine Harbison under the Mercury Systems, Inc. 2018 Stock Incentive Plan

10.4*	First Amendment to Performance Restricted Stock Award Agreement Granted to Christine Harbison under the Mercury Systems, Inc. 2018 Stock Incentive Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 7, 2024.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer