Form 10-K
period 2024-06-28
MERCURY SYSTEMS INC
filed 2024-08-13
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED June 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER 001-41194

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240. 10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.2 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2024: 59,406,416 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
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
All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024. All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022. There have been no reclassifications of prior comparable periods due to this change.

ITEM 1.BUSINESS
Our Company
Mercury Systems is a technology company that delivers mission-critical processing power to the edge - where signals and data are collected - to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
The Mercury Processing Platform is the unique advantage we provide to our customers. It comprises the innovative technologies we’ve developed and acquired for more than 40 years that bring integrated, mission-critical processing capabilities to the edge. Our processing platform spans the full breadth of signal processing—from radio frequency (“RF”) front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. It allows us to offer standard products and custom solutions from silicon to system scale, including components, modules, subsystems, and systems and it embodies the customer-centric approach we take to delivering capabilities that are mission-ready, trusted and secure, software-defined, and open and modular.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to all of the top defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Our mission-critical products and solutions are deployed by our customers for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and command, control, communications, and intelligence (“C4I”). Mercury has built a trusted, robust portfolio of proven capabilities, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury.
Our deep, long-standing relationships with leading high-tech and other commercial companies, coupled with our targeted research and development (“R&D”) investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including RF to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
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
Our consolidated revenues, net loss, diluted loss per share, adjusted loss per share, and adjusted EBITDA for fiscal 2024 were $835.3 million, $(137.6) million, $(2.38), $(0.69) and $9.4 million, respectively. Our consolidated revenues, net loss, diluted loss per share, adjusted earnings per share, and adjusted EBITDA for fiscal 2023 were $973.9 million, $(28.3) million, $(0.50), $1.00 and $132.3 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our acquired revenues, adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.

Our Business Strategy
Mercury’s business strategy is based on a differentiated market position: we make trusted, secure, mission critical technologies profoundly more accessible to the aerospace and defense industry. The Mercury Processing Platform serves customers with cutting-edge commercial technology innovations, purpose built and mission-ready for aerospace and defense applications. We have two models within the business: a product model and a solutions model, which have different approaches for innovation and go-to-market. In our product businesses, we invest in internal R&D to develop new capabilities that can be leveraged by multiple customers and support a wide variety of mission areas and applications. In our solutions business, we engage with customers to develop capabilities that meet exacting mission requirements and retire risk in a development phase before entering a production phase that can last many years and include numerous technological evolutions. Our businesses are complementary and synergistic, as they are organized within a single integrated operating unit, leverage common human and capital resources, and share IP to accelerate innovation across our offerings.
Our structure is now aligned and optimized to execute against these different business models. In 2024, we reorganized to streamline and simplify operations, consolidating two divisions into a single integrated structure that unified all lines of business and matrixed business functions under a Chief Operating Officer. Our U.S.-based businesses are aligned into two product-oriented business units – Signal Technologies and Processing Technologies –and a third business unit focused on more comprehensive solutions – Integrated Processing Solutions. A fourth business unit is dedicated to bringing our advanced edge processing capabilities to the international market, with facilities in the U.K., Spain, and Switzerland. Our Engineering, Operations, Mission Assurance, and Advanced Concepts functions are also centralized under our Chief Operating Officer, driving innovation, execution, and growth across of all our businesses.
We are focused on delivering industry-leading organic growth, adjusted EBITDA margins, and cash flow through the execution of our strategy to innovate and advance our processing platform, expand our content across A&D platforms, and deliver uncompromising performance for all of our stakeholders. Our ability to continue to improve our performance and deliver results demands we all align around the few actions that unlock the intrinsic value in our business. As such, our focus is on four areas that unlock our capacity to create value and reinvest for growth:
1.Delivering Predictable Results – Continuous improvement in the performance of our programs, transition our development programs into production and mature our management systems and processes.
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
Our Solutions and Products
Since 2015, we have acquired and fully or partially integrated 15 businesses, which have added substantial capabilities to our technology portfolio including: Lewis Innovative Technologies Inc., a carve-out acquisition from Microsemi Corporation, The Athena Group, Inc., Delta Microwave LLC, Syntonic Microwave LLC, Pentek Technologies, LLC and Pentek Systems, Inc., Atlanta Micro, Inc., CES Creative Electronic Systems, S.A., Richland Technologies, LLC, GECO Avionics LLC, American Panel Corporation, Physical Optics Corporation, Avalex Technologies LLC, Themis Computer and Germane Systems LC.
We believe we have built the most trusted, proven, contemporary portfolio of solutions and sub-systems that are purpose-built to meet or exceed our customers’ most pressing high-tech needs. The Mercury Processing Platform now has an end-to-end suite of mission-critical processing technologies, comprising:
Signal: Microwave and mixed-signal technology for analog and digital signal processing, including frequency conversion, signal conditioning/routing, digitization, and low-latency FPGA processing.
Compute: State-of-the-art digital data processing to ensure decision advantage, ranging from general purpose to tailored coprocessors, with high-performance CPU and GPU architectures.
Data Management: Data and video recording, storage, and encryption to mitigate cyber vulnerability; connectivity and communications control to securely and efficiently share mission data.
Display: Products and technologies that integrate the human and machine to speed decision-making for mission execution.
Secure: Security engineering to ensure systemwide integrity and protect Critical Program Information, IP and sensitive data–including securing boot, key management, attack countermeasures, and memory management.
We deliver technology at the intersection of the high-tech and defense industries, underpinned by key differentiators that set us apart in the market: Mission-Ready; Trusted and Secure; Software-Defined; and Open and Modular.

•Mission-Ready: Fit for purpose to meet the demanding needs of our customers’ missions. Advanced thermal management and rugged packaging technology ensures optimal performance and reliable operation in the most challenging environments on earth and beyond. We deliver extended reliability and dependability through thermal management, component selection, environmental protection and testing.
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
•Modules and Subassemblies. Modules and sub-assemblies combine multiple components to serve a range of complex functions, including processing, networking and graphics display. Typically delivered as computer boards or other packaging, modules and sub-assemblies are usually designed using open standards to provide interoperability when integrated in a subsystem. Examples of modules and sub-assemblies include embedded processing boards, switched fabrics and boards for high-speed input/output, digital receivers, graphics and video, along with multi-chip modules. Additional examples include integrated radio frequency and microwave multi-function assemblies and radio frequency tuners and transceivers.
•Integrated Solutions. Integrated solutions bring components, modules and/or sub-assemblies into one system, enabled with software. Subsystems are typically, but not always, integrated within an open standards-based chassis and often feature interconnect technologies to enable communication between disparate systems. Spares and replacement modules and sub-assemblies are provided for use with subsystems sold by us. Our subsystems are deployed in sensor processing, aviation and mission computing and C4I applications.
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
We engage with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Intel® server-class processing products, AMD Field Programmable Gate Arrays (“FPGA”), as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core capabilities, the SWaP constraints inherent in high-performance embedded processing applications create unique challenges. For example, to deal with the heat build-up involved in fanless compact rugged subsystems, we introduced a key technology called Air Flow-By™ that enables previously unattainable levels of processing power within a small footprint by effectively removing heat so server-class processors can perform at maximum designed power limits. In environments where air is limited, such as high-altitude operations, our Liquid-Flow-By™ technology allows maximum server-class processor performance. These innovative cooling techniques allow full performance server-class processing in rugged environments enabling new and advanced modes of operation that enhance the multi-intelligence, situational awareness and electronic warfare capabilities in military platforms.
Embedded systems security has become a requirement for new and emerging military programs and our security solutions are a critical differentiator from our traditional competition. These security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on U.S. Department of Defense (“DoD”) program protection security requirements. Finally, our built-in security framework creates higher product differentiation, and drives greater program velocity, while lowering risk.
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
As the U.S. government mandates more outsourcing and open standards, a major shift is occurring within the defense prime contractor community towards procurement of integrated subsystems that enable quick application-level porting through standards-based methodologies. We believe that our core expertise in this area is well aligned to capitalize on this trend. By leveraging our open architecture and high-performance modular product set, we provide defense prime contractors with rapid deployment and quick reaction capabilities through our professional services and systems integration offerings. This results in less risk for the defense prime contractors, shortened development cycles, quicker solution deployment and reduced life-cycle costs.
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

Market Opportunity
Mercury serves a large and growing global defense technology market with strong tailwinds from the current defense super-cycle and secular growth targets. We are focused on the Tier 2 and Tier 3 defense technology market, which continues to grow while the total U.S. defense spending is expected to flatten over the next five years.
The primary demand drivers for our unique capabilities include: an increased commitment to defense spending by U.S. allies in light of the dynamic threat environment in Europe and Asia; ongoing modernization of legacy defense platforms to maintain relevance in the current near-peer threat environment; increasing electronification of next-generation defense systems, where electronics are driving capability enhancements on next-gen programs; outsourcing and delayering from the government and prime customers seeking to access innovation from smaller players like Mercury; and a focus on open systems, which allow customers to upgrade capabilities more rapidly and efficiently and better leverage advances in commercial technology such as AI-powered processing.
The market can be segmented into verticals aligned with mission capabilities, and a value chain that consists of prime integrators that contract directly with the government and deliver large scale platforms. Supporting the primes is a multi-tiered supplier base that delivers components and modules through standalone subsystems and integrated subsystems. Mercury spans several levels of this supply chain, typically working directly with the government or primes in our program business, while selling our products into third- and fourth-tier suppliers. Because of the broad demand for high-performance processing at the edge across defense missions, we operate in a number of the larger, faster growing parts of the market, from C4I to sensor processing, and spanning all operational domains—air, land, sea, space, and cyber.
The breadth and depth of our Processing Platform enables us to play vertically from components, or chip-scale, all the way to integrated processing solutions, in all of these markets. This ability to grow horizontally and vertically within this broad market provides a number of vectors for growth, evidenced by our recent significant design wins and bookings in our record backlog. We are well positioned on a number of significant and enduring defense programs, with a diverse portfolio of contracts with blue-chip customers, a large installed base, and the sole source for many unique capabilities. In some cases, we are a directed source to the primes by the U.S. government, reflecting the differentiation of our processing platform.
Our market opportunity is defined by the growing demand for domestically designed, sourced and manufactured electronics for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically as it relates to C4I systems, sensors and EW; and commercial markets, which include aerospace communications and other computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the carve-out business from Microsemi Corporation, Delta Microwave LLC, Syntonic Microwave LLC, Pentek Technologies LLC, and Atlanta Micro, Inc., further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES Creative Electronic Systems, S.A., Richland Technologies, LLC, GECO Avionics LLC, American Panel Corporation, Physical Optics Corporation, and Avalex Technologies LLC acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the rugged server business. Our organic investments as well as the acquisitions of LIT, the Microsemi Carve-Out Business and Athena added to our portfolio of embedded security products that can be leveraged across our business. Finally, our CES addition, due to its location in Geneva, Switzerland is helping to open more opportunities in international markets.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:
•The aerospace and defense electronics market is expected to grow in 2024 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of May 2024, the global aerospace and defense electronics market is estimated to be $154 billion in 2024, growing to $197 billion by 2029. Within this global market, RSA estimates that the total Tier 2 defense electronics market, which Mercury participates in, was approximately $50 billion in 2024, and will grow to $66 billion in 2029. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as EW, radar, EO/IR and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimated the market for 2024 to be $7.8 billion for platform and mission management, $10.1 billion for C2I and $10.6 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2024-2029 for these markets to be 5.5% for platform and mission management, 5.5% for C2I and 6.1% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimated the market for 2024 to be $6.2 billion for EW, $7.0 billion for radar, $2.8 billion for EO/IR,

$1.4 billion for acoustics and $4.1 billion for weapons systems. RSA estimates the 2024-2029 CAGR for these markets to be 6.0% for EW, 5.5% for radar, 5.4% for EO/IR, 7.0% for acoustics and 6.6% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, EW, guided missiles and precision munitions and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to return to our above industry-average growth.
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
•Russia’s invasion of Ukraine, rising tensions in the Asia-Pacific and continued threats from rogue states and violent extremists are contributing to the most challenging global threat environment since the Cold War. This will likely result in a sea change in defense spending domestically and internationally. Our advisors estimate that U.S. growth, combined with increases in NATO defense budgets, could drive up to $1.5 trillion of additional spending over the next decade. We believe that this could lead to higher bookings for Mercury in the electronic systems associated with missiles, munitions and missile defense systems, unmanned systems, fixed wing and rotorcraft, ground vehicles and EW.
•A greater percentage of the value associated with future defense platforms will be driven by electronic systems content, and upgrades to existing platforms will focus on sensors, signal processing, sensor algorithms, multi-intelligence fusion and exploitation and computing and communications capability – all areas where Mercury participates. These trends remain favorable in our view and the demand environment is improving due to urgent needs for warfighting capability at a more rapid pace than traditional defense prime contractors can easily react to, as demonstrated by our strong bookings and design wins, in fiscal 2024. We believe that our addressable market continues to increase, driven in large part by our strategic move into mission systems and potential to deliver innovative processing solutions at chip scale, and that primes will increasingly seek out our high-performance, cost-effective open architecture products.
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
•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In May 2023, DoD’s National Defense Science and Technology Strategy listed microelectronics among its critical technology areas for investment. DoD’s FY23 budget requested $3.3 billion to fund microelectronics research and development initiatives, a historically large increase in funding. DoD's FY24 budget requested $2.6 billion to fund microelectronic initiatives, and the FY25 President's Budget request includes $2.5 billion to fund microelectronics initiatives. Along with Congress' passage of the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") act in August 2022, DoD's investments in microelectronics further amplify the U.S. government's commitment to reinforcing the U.S. semiconductor supply chain. We believe Mercury is the leading provider of commercially developed silicon purpose-built for the specific requirements of aerospace and defense customers. This capability began with our 2016 acquisition of the Microsemi Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging, most notably our announced $15 million capital investment in fiscal year 2020 to expand our trusted custom microelectronics business in Phoenix, Arizona, to bring cutting-edge commercial silicon to the DoD. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
•We have invested in advanced, domestic design and manufacturing capabilities. We have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern advanced microelectronics centers (“AMCs”) as well as the establishment of our operations facility in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable and redundant tools and equipment to promote quality, efficiency, throughput and redundancy. In addition we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama, Phoenix, Arizona and Torrance, California are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our Phoenix facility is built around scalable, repeatable, secure, affordable and predictable manufacturing. Phoenix is a IPC1791 certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The facility is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
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
•Operational Execution Experience. The members of our leadership team possess extensive expertise within the aerospace, defense, and technology industries. Their collective history of building management systems and processes has consistently proven to successfully scale and grow a business to enhance overall returns. They also bring experience in effectively implementing operational transformations that deliver strong results and drive long-term value creation. Our leadership team is focused on operational execution, including setting clear priorities, developing the appropriate processes and systems, and delivering results. We are focused on four priorities to unlock capacity to create value and reinvest for growth. They include: delivering predictable results, building a thriving growth engine, expanding margins, and driving cash release. Our ability to make progress in each of these areas is predicated upon having the highest performing team in our industry, which is the thrust of several significant workforce development initiatives. We are confident that we have assembled the necessary expertise to continue to grow and scale our business.
•Proven M&A Integration Capability. We have developed the internal processes and capability to integrate acquired businesses to deliver value through revenue and cost synergies. Overseen by our operations organization, we leverage our common cultures and values as well as common processes, business systems, tools, channels and manufacturing infrastructure to accelerate growth and improve profitability in our acquired businesses.
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
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements and a track record of successfully supporting many high profile programs in the defense market. There are competitors in the different market segments and application types in which we participate. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our longstanding subsystem expertise to provide this value to our customers.
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, microelectronics, platform management and other safety-critical applications. Total expenditures for research and development amounted to $101.3 million, $108.8 million and $107.2 million in fiscal years 2024, 2023 and 2022, respectively. As of June 28, 2024, we had 790 employees, including hardware and software architects and design engineers, primarily engaged in engineering, research, and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our products and solutions are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display system and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix facility is also an IPC1791 certified and DMEA certified trusted manufacturing facility, primarily focused on advanced secure system-on-chip design, assembly, packaging and test. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Hudson, New Hampshire and Chantilly, Virginia locations are IPC1791 and AS9100 quality systems-certified facility. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Geneva, Switzerland facility, the headquarters of our international operations, provides electronic design and manufacturing, maintenance and support services and is AS9100 and EASA Part 145 quality systems-certified. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.

We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our Phoenix and Geneva facilities have the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems’ manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include a supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
Our advanced microelectronics center in Phoenix, Arizona is built around scalable, repeatable, secure, affordable and predictable manufacturing. The high mix, low volume and high complexity/density nature of our products require speed and seamless interaction with all internal functions (as opposed to with an external contract manufacturer) which is a key value proposition of the Phoenix operations facility. Phoenix is also designed for efficient showcasing to customers who at any point wish to access the best proven technology and high performing, secure electronics and processing manufacturing solutions within a broader product company such as Mercury. Proximity and interaction with our internal engineering organization is a significant benefit. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness. The Phoenix AMC also provides manufacturing and assembly for SWaP-optimized multi-chip modules and system-in-package devices. We combine surface-mount, flip chip, die attach, wire bond and rugged 3D packaging on the same devices to provide a swap-optimized solution for our customers.
The Hudson, New Hampshire, West Caldwell, New Jersey and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and subsystems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our Alpharetta, Georgia facility offers active matrix liquid crystal display systems which enhances the highly sophisticated human/ machine interface. Our facility in Torrance, California is an AS9100 and AS9110C facility that offers Avionics Safety-Certifiable subsystems. Our facility in Upper Saddle River, New Jersey is ISO 9001:2015 certified and offers digital signal processing products. Our facility in Gulf Breeze, Florida is AS9100 certified and offers rugged avionics and electronics. Our facility in Norcross, Georgia is AS9100 certified and offers RF and microwave products.
Although we generally use standard parts and components for our products, certain components, including custom designed Application-Specific Integrated Circuits ("ASICs"), static random access memory, FPGAs, microprocessors and other third party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources.
We also design, develop and manufacture digital radio frequency memory units for a variety of modern electronic warfare applications, as well as radar environment simulation and test systems for defense and intelligence applications. We develop high performance signals intelligence payloads and EO/IR technologies for small UAV platforms as well as powerful onboard UAV processor systems for real-time wide area motion imagery.
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
Backlog
As of June 28, 2024, we had a backlog of orders aggregating approximately $1.3 billion, of which $758.9 million is expected to be recognized as revenue within the next twelve months. As of June 30, 2023, backlog was approximately $1.1 billion. Our backlog is comprised of accepted purchase orders for which a majority are fully funded. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Employees
At June 28, 2024, we employed a total of 2,364 people excluding contractors, including 790 in research and development, 126 in sales and marketing, 1,160 in manufacturing and customer support and 288 in general and administrative functions. We have 137 employees located outside of the United States and 2,227 located in the United States. We also use contractors on an as-needed basis.
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
•Employee Overview: As of June 28, 2024, we had 2,364 employees around the globe. Our primary operations are in the U.S. with 2,227 employees and we operate offices in 11 states. Outside the U.S., we had 137 employees, and operate from locations in Canada, Spain, Switzerland, and the United Kingdom. No employees are covered by any collective bargaining or similar agreements.
•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We regularly seek employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team and people leaders across the Company. Participation in our most recent employee engagement survey in October 2023 remained strong at 75%. Our investment in our employees extends to our workplaces. For fiscal 2024, we invested over $34.3 million to upgrade our locations to world-class facilities. We also encourage employees to give back to our communities. Mercury sponsors and participates in a number of philanthropic events in our communities, such as Run to Home Base, an annual event that funds clinical care and support for veterans and their families who are impacted by the invisible wounds of war.
•Training and Development: Life-long learning is encouraged at Mercury through our offering of LinkedIn Learning, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists with our internship and co-op programs. We offer a two-year engineering rotational program to recent graduates in electrical, firmware, software, RF and systems engineering disciplines. During the program, employees gain insight and experience rotating through multiple business units and engineering disciplines and upon program completion are matched with a position. We also have formal programs to further develop our leaders, at various levels: leadership cohorts, mentor programs, team excellence discussions, training programs for new managers and regular engagement with our executive leadership team.
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
•Environmental, Health and Safety: On our Website, we disclose environmental stewardship, quality and safety information, including OSHA injury data. We received an Environment, Social, and Governance ("ESG") score of AAA on the Morgan Stanley Capital International ("MSCI") ESG Rating scale during 2024, placing us in the top 5% of their ratings group for aerospace and defense.
•Diversity, Equity & Inclusion: Our Website discloses detailed workplace data surrounding our gender composition, racial/ethnic representation and turnover data. As of June 28, 2024, women and racially/ethnically diverse employees represented 30% and 44%, respectively, of our workforce. Development of a broad talent pipeline is a business imperative at Mercury and critical to our ability to drive innovation and improve long-term results. We have established relationships with job networks and educational institutions to proactively attract a diverse pool of talent. Our employees are afforded opportunities to cultivate diversity, equity, and inclusion both within Mercury and our industry. For example, we sponsor, and our leaders participate in, the annual Simmons Leadership Conference which has the goal of preparing the next generation of female leaders and furthering equality in the workplace. We also regularly conduct pay equity assessments and makes adjustments to pay levels for employees in protected classes, as appropriate, as a result of such assessments.
Customers
L3Harris comprised 12% of our revenues in fiscal 2024, and accounted for less than 10% of our revenues in fiscal 2023 and 2022. RTX Corporation comprised 10%, 14%, and 14% of our revenues in each of the fiscal years 2024, 2023 and 2022, respectively. Lockheed Martin comprised 11%, 13%, and 10% of our revenues in each of the fiscal years 2024, 2023 and 2022, respectively. The United States Navy accounted for less than 10% of our revenues in fiscal 2024 and 2023, and comprised 14% of our revenues in fiscal year 2022. Northrop Grumman accounted for less than 10% of our revenues in fiscal 2024, 11% in fiscal 2023, and less than 10% in fiscal year 2022. While sales to each of these customers may comprise 10% or more of our annual revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2024, 2023 and 2022, we had no single program that represented 10% or more of our revenues.
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
Investors and others should note that we announce material financial information using our website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts, and social media, including X (formerly Twitter) (X.com/mrcy) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, we encourage investors and others interested in Mercury to review the information we post on the social media and other communication channels listed on our website.
ITEM 1A.    RISK FACTORS:
Risks Related to Business Operations and Our Industry
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government and its agencies, as well as foreign governments and agencies, accounted for approximately 95%, 98% and 97% of our total net revenues in fiscal years 2024, 2023, and 2022, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility, and 2024 being a Presidential election year increases the likelihood of operating under a continuing budget resolution. For fiscal 2025 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities toward non-defense budget items could adversely impact our revenues and increase uncertainty in our business and financial planning.
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
Price inflation for labor and materials could adversely affect our business, results of operations and financial condition.
We have experienced considerable price inflation in our costs for labor and materials during recent years, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing firm fixed price contracts and we may only be able to recoup a portion of our increased costs under our reimbursement-type contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. We continue to work to mitigate such pressures on our business operations as they develop.
The loss of one or more of our largest customers, programs, or applications could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2024, L3Harris accounted for 12% of our total net revenues, Lockheed Martin accounted for 11% of our total net revenues, and RTX Corporation accounted for 10% of our total net revenues. In fiscal 2023, RTX Corporation accounted for 14% of our total net revenues, Lockheed Martin accounted for 13% of our total net revenues, and Northrop Grumman accounted for 11% of our total net revenues. In fiscal 2022, RTX Corporation accounted for 14% of our total net revenues, the U.S. Navy accounted for 14% of our total net revenues, and Lockheed Martin accounted for 10% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.

Going forward, we believe the F-35, Filthy Buzzard, F/A-18, LTAMDS, THAAD, AMCS and Aegis programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
If we are unable to respond adequately to our competition or to changing technology, we may lose existing customers and fail to win future business opportunities. The emergence of commodity-type products as acceptable substitutes for certain of our products may cause customers to delay purchases or seek alternative solutions.
The markets for our products are highly competitive and are characterized by rapidly changing technology, frequent product performance improvements, and evolving industry standards. Competitors may be able to offer more attractive pricing, develop products with performance features that are superior to our products, or offer higher quality or superior on time delivery, resulting in reduced demand for our products. Recently, our on-time delivery has suffered due in part to operational challenges. We may be unable to keep pace with competitors’ marketing and the lack of visibility in the marketplace may negatively impact design wins, bookings, and revenues. Customers may also decide to reduce costs and accept the least costly technically acceptable alternative to our products or services. In addition, customers may decide to insource products that they have outsourced to us. Due to the rapidly changing nature of technology, we may not become aware in advance of the emergence of new competitors into our markets. The emergence of new competitors in our markets could result in the loss of existing customers or programs and may have a negative impact on our ability to win future business. Perceptions of Mercury as a high-cost provider or for late deliveries could cause us to lose existing customers or programs or fail to win new business. Further, our lack of strong engagements with important government-funded laboratories (e.g. DARPA, MIT Lincoln Labs, MITRE) may inhibit our ability to become subsystem solution design partners with our defense prime customers.
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
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on a limited number of key vendors for certain critical components such as FPGAs, ASICS, processors, memory products and specialty glass. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity, and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. There can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors. Carrying increased levels of inventory also increases our potential risk of future inventory obsolescence.
In addition, given the current political environment in the United States and Europe, the imposition of tariffs on the import of components from other countries, including China, could directly or, because of their effect on the prices of other components or suppliers themselves, indirectly raise the same risks described above.
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
We market and sell products in international markets and have sales offices and manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain, the United Kingdom and Canada. Revenues from international operations accounted for 5%, 5%, and 4%, of our total net revenues in fiscal 2024, 2023, and 2022, respectively. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
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
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at June 28, 2024. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 28, 2024, we had a liability of $5.0 million in Other non-current liabilities representing the net under-funded status of the Plan.

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
The design-in process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of customers in a timely and adequate manner. In addition, any failure to anticipate or respond adequately to changes in technology, customer preferences and future order demands, or any significant delay in product developments, product introductions, or order volume, could negatively impact our financial condition and results of operations, including the risk of inventory obsolescence. If we build inventory ahead of the associated customer contractual demand, we may face write downs of such inventory. This risk is further enhanced if we purchase end of life material to support a product line or program prior to receiving a customer commitment to pay for such material. Because of the complexity of our products, including the complexity of the related manufacturing processes, we have experienced delays from time to time in completing products on a timely basis. For example, during our fiscal year ended June 28, 2024, we stopped production for several months on multiple programs utilizing a common processing architecture in our secure computing product line while we conducted a root cause corrective analysis on the product design and manufacturing process. This delay and the associated costs had a material impact on our financial condition and results of operations for the fiscal year and negatively impacted our reputation with the customers for such products.
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
•nonconformity with contractual or other requirements, including the need to respond to corrective action requests;
•inability to scale quick reaction capability products due to low product volume;
•shortages and increased costs of components;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in estimates of completion (EAC) on fixed price engagements, which represent a substantial and increasing percentage of our business.
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
•our ability to increase utilization of our manufacturing capacity as well as our ability to deliver on schedule and on budget; and
•our ability to successfully integrate acquisitions and achieve revenue and cost synergies and economies of scale.
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
As part of our strategy for growth, we may explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. While we expect any acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The integration process may be complex, costly and time consuming. Acquisitions may pose risks to our business, including:
•problems and increased costs in connection with the integration of the personnel, business systems, operations, technologies, or products of the acquired businesses;
•layering of integration activity due to multiple overlapping acquisitions;
•unanticipated issues, expenses, charges, or liabilities related to the acquisitions;
•failure to implement our business plan for the combined business or to achieve anticipated increases in revenues and profitability;
•diversion of management’s attention from our organic business;
•adverse effects on business relationships with suppliers and customers, including the failure to retain key customers and programs;
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
We may incur substantial indebtedness.
On February 28, 2022, we amended our existing revolving credit facility (“the Revolver”) to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of June 28, 2024, we had $591.5 million of outstanding borrowings on the Revolver. On August 13, 2024, we further amended our Revolver, permanently decreased borrowing capacity to $900 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) estimate at completion (“EAC”) charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. The Revolver accrues interest, at our option, at floating rates tied to Secured Overnight Financing Rate ("SOFR") or the prime rate plus an applicable percentage. The applicable percentage is set at SOFR plus 1.25% and is established pursuant to a pricing grid based on our total net leverage ratio. We are exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
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
Increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. Assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates. We may also incur costs related to interest rate hedges, including the termination of any such hedges. As of June 28, 2024, we had a swap agreement in effect that fixed $300.0 million of the total $591.5 million of outstanding borrowings under the Revolver at a rate of 4.66%. The movement of interest rates would affect the value of such swap agreement.
Limited or negative free cash flow as we have recently experienced, if not improved, could eventually lead to a challenge in servicing our debt.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 28, 2024, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $938.1 million and $250.5 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the quarter ended March 29, 2024, we assessed potential triggering events for goodwill impairment and concluded that there was a triggering event for the Mission Systems reporting unit. Based on the quantitative evaluation during the quarter ended March 29, 2024 we determined that the Mission Systems reporting unit had an estimated fair value in excess of carrying value.
We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the quarter ended March 29, 2024, we assessed potential triggering events for goodwill impairment and concluded that there was a triggering event for the Mission Systems reporting unit. Based on the quantitative evaluation during the quarter ended March 29, 2024 we determined that the Mission Systems reporting unit had an estimated fair value in excess of carrying value.
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
•We sell certain products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage for a larger percentage of our contracts under the Cost Accounting Standards (“CAS”), requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts. We may also need to implement or enhance our processes and information systems to support certified cost and pricing and earned value management systems.
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
Our business is subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. We are also targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoD contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or a data exfiltration from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a program or contract, litigation costs and legal damages and reputational harm. Like other defense contractors, from time to time we have experienced the loss of proprietary data due to employees retaining proprietary information in violation of company policies and applicable regulations, resulting in investigation and remediation expenses as well as the other risks outlined above.

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
Our stock price has been and may continue to be volatile. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, we could incur substantial costs defending the lawsuit, which could also divert the time and attention of management. During fiscal 2023 and 2024, we experienced significant stock price declines following some of our earnings releases as well as after the announcement that the Board of Directors had concluded its review of strategic alternatives in June 2023, in each case with law firms announcing investigations after the event. On December 13, 2023, a securities class action complaint was filed against us in the U.S. District Court for the District of Massachusetts. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. While the Court dismissed the case without prejudice on July 24, 2024, it permitted the plaintiffs 30 days to file an amended complaint.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
We assess and identify material risks from cybersecurity threats primarily through the work of our Chief Information Officer (“CIO”) as part of our enterprise risk management (“ERM”) process. The ERM process, administered by management with input from business leaders and our global and corporate functions, monitors material risks facing Mercury, including cybersecurity threats. Our CIO works directly with our CFO and other members of senior management to assess cybersecurity threats as part of the ERM process. Our CIO oversees the internal cybersecurity organization headed by our Chief Information Security Officer (our “Cybersecurity Team”).
Risks related to cybersecurity threats are reflected in an enterprise risk “heat map,” along with other material risks identified through the ERM process, and any mitigation plans developed to manage such risks are reported to our Board of Directors. We could be negatively impacted by a security breach, through a cyber-attack, cyber intrusion, insider threat, supply chain incident, or other significant disruption of our IT networks and related systems. See “Item 1A - Risk Factors” in this Annual Report for a further discussion of specific risks related to cybersecurity threats.
Our Cybersecurity Team monitors activity, scans applications and systems for vulnerabilities to risk from cybersecurity threats, and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our cyber critical incident response team and to our CIO, who briefs our Compliance Committee, a dedicated committee of senior management focused on regulatory compliance. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoD Defense Industrial Base Collaborative Information Sharing Environment, the National Defense Information Sharing and Analysis Center, and the National Security Agency Enduring Security Framework as well as Infragard, a partnership between the FBI and members of the private sector for the protection of U.S. critical infrastructure. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting, and recovering from cybersecurity threats.

We maintain an insider threat program designed to identify, assess, and address potential internal risks from within our Company. Our program evaluates potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations. As a government contractor, we must comply with extensive cybersecurity regulations, including the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoD. Our policies and implemented controls reflect our adherence to these requirements.
Additionally, as part of our processes to manage risks related to a breach in our information systems, management requires employees to take cybersecurity trainings and shares regular awareness updates regarding cybersecurity threats. Our Cybersecurity Team regularly tests employees throughout the year to assess the effectiveness of our cybersecurity training. We also conduct penetration testing of our network, hold tabletop exercises of cyber incidents, and undertake cybersecurity assessments to improve our risk mitigation and assist in the determination of a potential material impact caused by a cybersecurity incident.
Our Board of Directors provides oversight of our ERM process and other guidelines and policies governing the processes by which our CEO and senior management assess our exposure to risk, including risk from cybersecurity threats. Our management Compliance Committee receives briefings from our CIO, Chief Information Security Officer, and other members of senior management on cybersecurity threats and related matters and assists the Board in its oversight and review of our ERM process.
Our management Compliance Committee reviews our cybersecurity risk across the enterprise and our cybersecurity strategy framework and operational posture. The Compliance Committee also reviews our IT, data security and other systems, processes, policies, procedures and controls to (a) identify, assess, monitor, and mitigate cybersecurity risks; (b) identify measures to protect and safeguard against cybersecurity threats and breaches of confidential information and data and IT infrastructure and our other assets or assets of our customers or other third parties in our possession or custody; (c) support the response and management of cybersecurity threats and data breach incidents; and (d) aid in compliance with legal and regulatory requirements governing cybersecurity or data security reporting requirements.
To date, we have not experienced any cybersecurity incidents that have had a material affect on the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and enhance the resiliency of our networks and to strengthen our internal controls and processes, which are designed to help protect our systems and infrastructure, and the data they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”
ITEM 2.PROPERTIES
The following table sets forth our significant properties as of June 28, 2024:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2033
Hudson, NH	121,553	Leased, expiring 2030
Oxnard, CA	72,673	Leased, expiring 2025
Torrance, CA	58,405	Leased, expiring 2029
Gulf Breeze, FL	51,061	Leased, expiring 2031
Torrance, CA	49,250	Leased, expiring 2025
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2027
Alpharetta, GA	35,005	Leased, expiring 2028
Chantilly, VA	32,789	Leased, expiring 2025
Geneva, CH	27,287	Leased, expiring 2027
Huntsville, AL	26,900	Leased, expiring 2026
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in the next one to two years. In addition, we lease a number of smaller offices around the world primarily for sales. See Note B and Note I to the consolidated financial statements for more information regarding our obligations under leases.

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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent us an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, MA. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in our acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from us of NTS’s costs for any required environmental remediation. In April 2022, we engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. We subsequently delivered a letter to NTS outlining the deficiencies in their claim and reiterated that we are not obligated to tender a substantive response to their demand without first having received the responsive information requested in connection with the meet and confer session. In April 2024, counsel for NTS sent additional communications on their demand that we participate in their environmental monitoring and remediation planning, and in May 2024, we responded with a rebuttal of the allegations. We believe the NTS claims are without merit and intend to defend our self vigorously. In addition, in November 2021, we responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. We have not been contacted by MassDEP since our response was provided in November 2021. It is too early to determine what responsibility, if any, we may have for these environmental matters.
On June 19, 2023, our Board of Directors received notice of our former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. On September 19, 2023, our former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. On March 25, 2024, the arbitrator denied Mr. Aslett’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. We intend to contest vigorously the claims under the CIC Agreement and believe that we have strong arguments that our former CEO’s claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $14.1 million, based on the closing price of our common stock on June 26, 2023, for accelerated equity vesting, severance and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include Mr. Aslett's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter, and we estimate the potential range of exposure from $0 to $14.1 million, plus costs and attorneys’ fees and compensation to our former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against us, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from December 7, 2020, through June 23, 2023. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. We filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and we filed our reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. Subject to the terms of our by-laws and applicable Massachusetts law, Mr. Aslett, our former Chief Executive Officer, Mr. Ruppert, our former Chief Financial Officer, Mr. Ballhaus, our current Chief Executive Officer, and Mr. Farnsworth, our current Chief Financial officer, are indemnified by us for this matter. We believe the claims in the complaint are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, we will have for this matter.

On January 31, 2024, a former employee at our Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. We believe the claims in the complaints are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, Mercury will have for this matter.
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
William L. Ballhaus, age 57, joined the Company’s Board of Directors as a non-employee director in June 2022, was appointed interim President and Chief Executive Officer on June 24, 2023, and was appointed President and CEO effective August 15, 2023. In October 2023, Mr. Ballhaus became the Company’s Chairman of the Board effective with the annual meeting of shareholders. Mr. Ballhaus has significant experience in the aerospace, defense, and technology industries, including multiple CEO roles, as well as experience in operational transformations and delivering strong results. He previously served as Chairman and CEO of Blackboard, Inc., a leading EdTech company, from 2016 until its merger with Anthology in 2021. Prior to that, he served as CEO and President of SRA International, Inc., a provider of information technology services, from 2011 until the creation of CSRA Inc. from SRA International Inc.’s and CSC’s U.S. public sector business. Before that, Mr. Ballhaus served as CEO and President of government contractor DynCorp International from 2008 to 2010. Mr. Ballhaus has also held senior leadership positions at BAE Systems, Boeing, and Hughes, where he led global government and commercial technology businesses particularly focused on software and IT.
David E. Farnsworth, age 64, joined Mercury in July 2023 as Executive Vice President and Chief Financial Officer. Mr. Farnsworth was the Chief Financial Officer of HawkEye 360, a radio frequency data analytics company from 2020 to 2023. Before joining HawkEye 360, Mr. Farnsworth was Vice President and Chief Financial Officer for Integrated Defense Systems of Raytheon Company from 2018 to 2020. Before that, he was CFO for the Intelligence, Information and Services segment of Raytheon.
Stephanie Georges, age 61, joined Mercury in April 2019 as Senior Vice President and Chief Marketing Officer and in September 2023 she became the Company’s Executive Vice President and Chief Communications Officer. Prior to Mercury, she was Senior Vice President and Chief Marketing Officer at Maxar Technologies from 2017 to 2019 and its predecessor, DigitalGlobe. She has also served as Executive Vice President of Corporate Strategy and Development at CenturyLink and at Qwest Communications International. Before joining Qwest, Ms. Georges spent 18 years covering the Telecommunications Services sector as a top-ranked sell-side analyst at Morgan Stanley and Salomon Brothers where she led the global telecommunications services equity research team and was the lead U.S. telecommunications services analyst.
Stuart H. Kupinsky, age 56, joined Mercury in February 2024 as Executive Vice President, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Kupinsky served as Chief Legal Officer and General Counsel for five public and private technology companies, including Blackboard Inc. (later Anthology Inc. following its acquisition of Blackboard) from 2015 through 2024, one of the largest global education technology companies, and Tekelec, Inc., a public global telecommunications technology company serving the U.S. Department of Defense until its sale to Oracle. Mr. Kupinsky was also Chief Counsel for FirstNet, a multibillion-dollar independent government agency building a nationwide network for first responders. Earlier in his career he served as a trial attorney for the U.S. Department of Justice and as a law clerk on the U.S. Court of Appeals for the Federal Circuit.
Steven V. Ratner, age 48, joined Mercury in May 2022 as Senior Vice President and Chief Human Resources Officer and in September 2023 he became the Company’s Executive Vice President, Chief Human Resources Officer. Mr. Ratner brings more than 20 years of human resources leadership experience with extensive HR strategy, compensation, and employee engagement expertise. Prior to Mercury, he was Vice President of Human Resources for Raytheon Missiles & Defense, a Raytheon business segment with approximately $16 billion in annual revenues and over 30,000 employees worldwide, from 2020 to 2022. Prior to that, he was Vice President of Human Resources and Security at Raytheon Integrated Defense Systems from 2015 to 2020. He has held numerous HR leadership positions throughout his career.
Charles R. Wells, IV, age 52, joined the Company in November 2021 as Executive Vice President and President of Mercury’s Microelectronics Division, and in January 2024 he became the Company's Executive Vice President and Chief Operating Officer. Mr. Wells has more than 25 years’ experience across multiple disciplines including engineering, business development, program management and executive management. Previously, he served as Vice President and General Manager for the Unmanned & Integrated Solutions Business Unit of Teledyne FLIR from 2018 to 2021 with full P&L responsibility while ensuring high levels of product quality and customer satisfaction. Earlier in his career, he worked as a Department of Defense civilian supporting the development and fielding of world-wide C4ISR networks and information systems. He also held positions in Northrop Grumman and ICX Technologies and served as a private consultant for large aerospace and defense companies.

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

	High	Low
2024 Fourth quarter	$32.45	$26.61
Third quarter	$36.05	$26.23
Second quarter	$39.31	$31.69
First quarter	$40.38	$33.40
2023 Fourth quarter	$52.36	$31.50
Third quarter	$56.19	$44.56
Second quarter	$53.58	$41.78
First quarter	$63.66	$40.60
As of June 28, 2024, we had 656 record shareholders and 32,036 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
The following table includes information with respect to net share settlements we made of our common stock during the fiscal year ended June 28, 2024:

Period of Net Share Settlement	Total Number of Shares Net Settled (1)	Average Price Per Share
July 1, 2023 - September 29, 2023	—	$—
September 30, 2022 - December 29, 2023	—	$—
December 30, 2023 - March 29, 2024	—	$—
March 30, 2023 - June 28, 2024	1	$31.58
Total	1
(1) Represents shares we net settled in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock. Presented in thousands.
Share Repurchase Plans
During fiscal 2024, we had no active share repurchase programs.
Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 6.[RESERVED]
Not applicable.

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
OVERVIEW
Mercury Systems is a technology company that delivers mission-critical processing power to the edge to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
The Mercury Processing Platform is the unique advantage we provide to our customers. It comprises the innovative technologies we’ve developed and acquired for more than 40 years that bring integrated, mission-critical processing capabilities to the edge. Our processing platform spans the full breadth of signal processing—from RF front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. It allows us to offer standard products and custom solutions from silicon to system scale, including components, modules, subsystems, and systems and it embodies the customer-centric approach we take to delivering capabilities that are mission-ready, trusted and secure, software-defined, and open and modular.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to all of the top defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Our mission-critical products and solutions are deployed by our customers for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and command, control, communications, and intelligence (C4I). Mercury has built a trusted, robust portfolio of proven capabilities, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury.
Our deep, long-standing relationships with leading high-tech and other commercial companies, coupled with our targeted research and development (“R&D”) investments and industry-leading trusted and secure design and manufacturing capabilities, are the foundational tenets of this highly successful model. We are leading the development and adaptation of commercial technology for aerospace and defense solutions. From chip-scale to system scale and from data, including RF to digital to decision, we make mission-critical technologies safe, secure, affordable and relevant for our customers.
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
As of June 28, 2024, we had 2,364 employees. Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share, and adjusted EBITDA for fiscal 2024 were $835.3 million, $(137.6) million, $(2.38), $(0.69) and $9.4 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share and adjusted EBITDA for fiscal 2023 were $973.9 million, $(28.3) million, $(0.50), $1.00 and $132.3 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
BUSINESS DEVELOPMENTS:
FISCAL 2024
On July 18, 2023, we executed the planned evolution of our 1MPACT value creation initiative, embedding the processes and execution of 1MPACT into our operations organization. The 1MPACT office concluded its responsibilities, having successfully incorporated the principles behind 1MPACT into how we think about continuous improvement at all levels of the Company.
On August 15, 2023, we announced William L. Ballhaus has been appointed President and Chief Executive Officer.
On August 9, 2023, we approved and initiated a workforce reduction that, together with the consolidation of 1MPACT into our operations organization, eliminated approximately 150 positions resulting in $9,548 of severance costs. Our plan enacted several immediate cost savings measures that simplified our organizational structure, facilitated clearer accountability, and aligned our priorities, including: (i) embedded the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlined organizational structure and removed areas of redundancy between corporate and divisional organizations; and (iii) reduced selling, general, and administrative headcount and rebalanced discretionary and third party spend to better align with our priority areas.
On November 7, 2023, we entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s Credit Agreement dated May 2, 2016, as amended to date. Due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, we proactively executed Amendment No. 5 to allow for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. As part of Amendment No. 5, we agreed to a temporary reduction of Revolver capacity to $750.0 million through the earlier of May 15, 2024 or the filing of the compliance certificate for the period ended March 29, 2024. We had $576.5 million in outstanding borrowings both prior to and following the closing of Amendment No. 5. See Note L in the accompanying consolidated financial statements for further discussions of the Revolver.
On January 12, 2024, we adopted a plan to consolidate our Mission Systems and Microelectronics divisions into one unified structure that incorporates multiple business units and functions, under the leadership of Charles R. Wells, IV, who was appointed as our Executive Vice President, Chief Operating Officer effective as of January 22, 2024. This consolidation was designed to simplify our organizational structure, facilitate clearer accountability, and align to our priorities. On January 12, 2024, we approved and initiated workforce reductions that eliminated approximately 100 positions resulting in an additional $9,841 of severance costs for fiscal 2024. See Note H in the accompanying consolidated financial statements for further discussions of restructuring charges incurred during the year.
On June 17, 2024, we approved the next phase of our consolidation efforts, and implemented a workforce reduction that eliminated approximately 100 positions and resulted in restructuring charges of $6,781 for employee separation costs. See Note H in the accompanying consolidated financial statements for further discussions of restructuring charges incurred during the year.
On August 13, 2024, during fiscal 2025, we entered into Amendment No. 6 (“Amendment No. 6”) to our credit agreement dated May 2, 2016, as amended to date. Amendment No. 6 permanently decreased borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) EAC charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. We had $591.5 million in outstanding borrowings both prior to and following the closing of Amendment No. 6. See Note L in the accompanying consolidated financial statements for further discussions of the Revolver.

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
On June 19, 2023, the Company’s former President and Chief Executive Officer, delivered a letter to the Board resigning from his positions of President and Chief Executive Officer and the Board accepted his resignation effective as of June 24, 2023. On June 23, 2023, we announced the Board has appointed William L. Ballhaus as the Company’s interim President and Chief Executive Officer, effective as of June 24, 2023.
On June 29, 2023, we announced that David E. Farnsworth will be joining the Company as Executive Vice President, Chief Financial Officer, and Treasurer, on July 17, 2023.
RESULTS OF OPERATIONS:
FISCAL 2024 VS. FISCAL 2023
The Company has applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. Refer to Item 7 of the Company's Form 10-K issued on August 15, 2023 for prior year discussion related to fiscal 2023.
The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive (Loss) Income:

(In thousands)	Fiscal 2024	As a % of Total Net Revenue	Fiscal 2023	As a % of Total Net Revenue
Net revenues	$835,275	100.0%	$973,882	100.0%
Cost of revenues	639,374	76.5	657,154	67.5
Gross margin	195,901	23.5	316,728	32.5
Operating expenses:
Selling, general and administrative	166,786	20.1	160,637	16.5
Research and development	101,328	12.1	108,799	11.2
Amortization of intangible assets	47,661	5.7	53,552	5.5
Restructuring and other charges	26,170	3.1	6,981	0.7
Acquisition costs and other related expenses	1,710	0.2	8,444	0.8
Total operating expenses	343,655	41.2	338,413	34.7
Loss from operations	(147,754)	(17.7)	(21,685)	(2.2)
Interest income	1,199	0.1	1,053	0.1
Interest expense	(35,015)	(4.2)	(25,159)	(2.6)
Other expense, net	(7,705)	(0.9)	(2,751)	(0.3)
Loss before income taxes	(189,275)	(22.7)	(48,542)	(5.0)
Income tax benefit	(51,635)	(6.2)	(20,207)	(2.1)
Net loss	$(137,640)	(16.5)%	$(28,335)	(2.9)%
REVENUES
Total revenues decreased $138.6 million, or 14.2%, to $835.3 million during fiscal 2024, as compared to $973.9 million during fiscal 2023. Revenues decreased year over year as we continue to prioritize resources to execute our challenged programs, transition from our higher mix of development programs and aim to better align our operating cadence with prudent working capital management. As a result, we are observing a temporary volume shift in our total revenue, including our point in time revenue and over time revenue which decreased by approximately $56.3 million and $82.3 million, respectively. Over time revenue represented 55% of total revenues during fiscal 2024, as compared to 56% of total revenues during fiscal 2023.
During fiscal 2024, we experienced incremental net EAC change impact across various programs with revenue recognized over time, including our challenged programs. For the challenged programs, which are recognized over time, we have recognized a majority of the revenue and related cost as we acquired material and applied labor over the period of performance to progress these programs in prior periods. As we continue to resolve technical challenges and complete these programs, which consumes a significant amount of operational capacity, the remaining revenues on these challenged programs are recognized, however these revenues represent a very small proportion of the total contract value. In addition, we adjusted our estimates at completion for incremental technical and execution costs in the period, especially as related to one of our challenged programs as well as certain other development and production programs resulting in a cumulative adjustment to reduce revenues in fiscal 2024. Despite the net EAC change impact we experienced on our programs, the trend in the net EAC change impact of these programs has reduced significantly as we retire risk across the portfolio. In addition, as we transition our operating cadence with a goal of more properly balancing our material purchases with contract awards and resource availability to drive better working capital results, we are experiencing a near-term revenue timing dynamic.
The reduction in revenue was also contributed to by a temporary, self-imposed pause in operations at one of our sites. In the second quarter of fiscal 2024, we paused the transition of our Common Processing Architecture toward full-rate production in order to retire risk and validate the producibility and scalability of the design. We believe we drove to root cause and implemented corrective action in our common processing architecture. We initiated limited pilot production in the fourth quarter of fiscal 2024, which returned positive results in terms of yield and is an important initial step toward full-scale production. We remain confident that the significant investments we are making in this area will lead to profitable organic growth where we see robust demand for our unique ability to support our customers’ stringent mission-critical needs.
We experienced revenue decreases across all product groupings, including integrated solutions, modules and sub-assemblies and components which decreased $115.8 million, $18.4 million and $4.4 million, respectively. The decrease in total revenue was primarily driven by the radar, C4I, and electronic warfare end applications decreases of $119.1 million, $25.6 million, and $23.9 million, respectively, partially offset by increases to other sensor and effector end applications of $16.4 million. We experienced decreases across several of our platforms during fiscal 2024 when compared to fiscal 2023; Airborne, Land, and Naval platforms decreased $60.9 million, $50.3 million, and $36.0 million, respectively, partially offset by an increase to Other platforms of $8.6 million. The largest program decreases were related to the LTAMDS, THAAD and F-16 programs, partially offset by increases to the SCAR and a strategic weapons programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for fiscal 2024 and 2023.
GROSS MARGIN
Gross margin was 23.5% for fiscal 2024, a decrease of 900 basis points from the 32.5% gross margin realized during fiscal 2023. The lower gross margin was driven by net EAC change impacts to revenue programs recognized over time and higher manufacturing adjustments of $44.9 million, related to inventory reserves, warranty expense, scrap, and certain other non-recurring cost adjustments. The increase in inventory reserves was primarily related to programs with end of life components, where design changes have occurred, as well as configuration changes necessary to drive efficient production in the common processing architecture. The increase in scrap was primarily a result of higher levels of discrepant material especially as related to the common processing architecture across several of our remaining challenged programs. We have several initiatives underway to address more efficient and cost-effective producibility of these subsystems.
Additionally, the growth in estimated costs to complete on our over time revenue programs during fiscal 2024 has significantly reduced the overall margins. Net margin impact of approximately $73.2 million was recorded in fiscal 2024 resulting in an incremental impact of approximately $17.0 million to gross margin, or 300 basis points, when compared to the prior period. Approximately $30.2 million of net EAC change impact in fiscal 2024 was attributable to the challenged programs, of which a total of $20.0 million related to two programs. The remaining $43.0 million was incurred across certain other development and production programs based on facts and circumstances in the year.

We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

(in thousands)	June 28, 2024	June 30, 2023
Gross favorable	$17,622	$12,291
Gross unfavorable	(90,867)	(68,557)
Net impact of changes in estimates	$(73,245)	$(56,266)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, including impact of contract amendments, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $6.2 million, or 3.8%, to $166.8 million during fiscal 2024 as compared to $160.6 million during fiscal 2023. The increase was primarily driven by higher bad debt expense of $15.3 million due to contract asset reserves as a result of ongoing negotiations of settlement terms with our customers to reduce scope, or otherwise exit contracts, primarily as related to certain challenged programs. This increase was partially offset by lower compensation costs of $8.5 million, including stock compensation, benefits and salary expense, as a result of the reductions in force initiated on August 9, 2023, January 12, 2024, and June 17, 2024 as well as lower consulting fees of $1.9 million compared to fiscal 2023.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $7.5 million, or 6.9%, to $101.3 million during fiscal 2024, as compared to $108.8 million for fiscal 2023. The decrease was primarily due to lower compensation expense of $1.9 million associated with headcount reductions of 128 employees in fiscal 2024 as well as higher CRAD of $15.4 million in the period, partially offset by higher bonus expenses of $3.1 million.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $5.9 million to $47.7 million during fiscal 2024, as compared to $53.6 million for fiscal 2023, primarily due to the backlog from our Avalex acquisition becoming fully amortized in fiscal 2023, and various other developed technologies, and customer relationship intangibles from previous acquisitions becoming fully amortized during fiscal 2024.
RESTRUCTURING AND OTHER CHARGES
During fiscal 2024, we incurred $26.2 million of restructuring and other charges, as compared to $7.0 million in fiscal 2023. During fiscal 2024, we initiated several cost savings measures that simplify our organizational structure, facilitate clearer accountability, and align our priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into our operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with our priority areas. On July 20, 2023, we executed the plan to embed the 1MPACT value creation initiatives into operations, and on August 9, 2023, we approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9.6 million of severance costs. On January 12, 2024, we initiated and approved a workforce reduction that eliminated approximately 100 positions resulting in $9.8 million of severance costs. On June 17, 2024, we approved and initiated workforce reductions that eliminated an additional 100 positions resulting in $6.8 million of severance costs. Restructuring and other charges during fiscal 2023 primarily related to 1MPACT including $3.4 million of severance costs, $1.8 million of third party consulting costs, $1.8 million of costs for facility optimization efforts, including $1.3 million related to lease asset impairment.
All of the Restructuring and Other Charges is classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.7 million during fiscal 2024, as compared to $8.4 million during fiscal 2023. The acquisition costs and other related expenses we incurred during fiscal 2024 includes $0.7 million related to run-rate amortization of fair value adjustments from purchase accounting, $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors. Acquisition costs during fiscal 2023 were primarily related to $3.7 million associated with the Board of Directors' review of strategic alternatives and $3.5 million for third party advisory fees in connection with engagements by activist investors.
INTEREST INCOME
Interest income remained consistent at $1.2 million in fiscal 2024 compared to $1.1 million in fiscal 2023.
INTEREST EXPENSE
Interest expense for fiscal 2024 increased to $35.0 million, as compared to $25.2 million in fiscal 2023. The increase was driven by an increase in interest rates and higher average borrowings on our Revolver. Borrowings under our Revolver were $591.5 million and $511.5 million at June 28, 2024 and June 30, 2023, respectively.
OTHER EXPENSE, NET
Other expense, net was $7.7 million during fiscal 2024, as compared to $2.8 million in fiscal 2023. Fiscal 2024 includes $4.9 million of litigation and settlement costs, $3.4 million of financing costs and $0.4 million of net foreign currency translation losses, partially offset by other income of $1.3 million during fiscal 2024. There was $2.3 million of financing costs and $2.1 million of litigation and settlement costs, partially offset by net foreign currency translation gains of $1.6 million during fiscal 2023.
INCOME TAXES
We recorded an income tax benefit of $51.6 million and $20.2 million on losses before income taxes of $189.3 million and $48.5 million for fiscal years 2024 and 2023, respectively.
The effective tax rate for fiscal 2024 differed from the federal statutory rate primarily due to federal and state research and development tax credits and state taxes, partially offset by tax provisions related to stock compensation.
The effective tax rate for fiscal 2023 differed from the federal statutory rate primarily due to federal and state research and development tax credits, releases to reserves for unrecognized income tax benefits and state taxes, partially offset by valuation allowances recorded and tax provisions related to stock compensation.
We continue to maintain a valuation allowance on the majority of our foreign net operating loss carryforwards and state research and development tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be realized.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We experienced growth in our working capital balances and, in particular, related to unbilled receivables and inventory over fiscal 2022 and 2023. As we complete our challenged programs and then receive follow-on production awards, we believe that both unbilled receivables and inventory is expected to convert to cash reducing our working capital balances. During fiscal 2024, our working capital balance declined $93.3 million compared to the prior year.
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
Revolving Credit Facilities
On February 28, 2022, we amended the Revolver to increase and extend the borrowing capacity to a $1.1 billion, 5-year revolving credit line, with the maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of June 28, 2024 is approximately $986.0 million, less outstanding borrowings against of $591.5 million. See Note L in the accompanying consolidated financial statements for further discussion of the Revolver.
On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, we proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. As part of Amendment No. 5, we agreed to a temporary reduction of Revolver capacity to $750.0 million through the earlier of May 15, 2024 or the filing of the compliance certificate for the period ended March 29, 2024.
During fiscal 2024, we borrowed $105.0 million and paid down $25.0 million. As of June 28, 2024, the Company was in compliance with all covenants and conditions under the Revolver.
During fiscal 2025, on August 13, 2024, we executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) EAC charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”), pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and the party has no obligation to purchase any receivables from us. Pursuant to the RPA, the party may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA to increase the capacity from $30.6 million to $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $33.8 million and $1.9 million, respectively, in fiscal 2024. We factored accounts receivable and incurred factoring fees of approximately $30.5 million and $0.6 million, respectively, in fiscal 2023.
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount rate from a list of our customers, maintaining a balance of purchased receivables at or below $60 million.
CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	June 28, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$60,382	$(21,254)
Net cash used in investing activities	$(34,291)	$(38,561)
Net cash provided by financing activities	$82,680	$65,429
Net increase in cash and cash equivalents	$108,958	$5,909
Cash and cash equivalents at end of year	$180,521	$71,563
Our cash and cash equivalents increased by $109.0 million during fiscal 2024 primarily as the result of $80.0 million net borrowings on our Revolver and $60.4 million provided by operating activities, partially offset by $34.3 million invested in purchases of property and equipment.

Operating Activities
During fiscal 2024, we had an inflow of $60.4 million in cash from operating activities compared to a $21.3 million outflow during fiscal 2023. The increase during fiscal 2024 was primarily due to an inflow of $76.5 million from accounts receivable, unbilled receivables and costs in excess of billings as compared to a $58.7 million outflow in fiscal 2023. Fiscal 2024 included a lower outflow due to the benefit for deferred income taxes. Fiscal 2024 also included inflows of $0.1 million and $0.7 million due to inventory and accounts payable, accrued expenses, and accrued compensation, respectively as compared to outflows of $64.1 million and $16.7 million in fiscal 2023, respectively. This activity was partially offset by a net loss of $137.6 million, a $17.3 million inflow from deferred revenues and customer advances, and an outflow of $11.2 million due to income taxes payable in fiscal 2024, as compared to a net loss of $28.3 million, a $40.7 million inflow from deferred revenues and customer advances, and an inflow of $9.9 million due to income taxes payable in fiscal 2023.
Investing Activities
During fiscal 2024, we invested $34.3 million, a decrease of $4.3 million, as compared to $38.6 million during fiscal 2023 primarily due to lower purchases of property and equipment.
Financing Activities
During fiscal 2024, we had $82.7 million in cash provided by financing activities, as compared to $65.4 million during fiscal 2023. During fiscal 2024, we had $80.0 million of net borrowings on our Revolver as compared to $60.0 million of net borrowings during fiscal 2023. In fiscal 2024, we also had $4.6 million of proceeds from employee stock plans, as compared to $5.5 million in fiscal 2023.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 28, 2024:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$89,190	$15,286	$27,516	$23,482	$22,906
Purchase obligations	122,195	122,195	—	—	—
	$211,385	$137,481	$27,516	$23,482	$22,906
See Note B and Note I to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated $122.2 million at June 28, 2024.
We had a liability at June 28, 2024 of $7.7 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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

RELATED PARTY TRANSACTIONS
During fiscal 2024 and 2023, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted loss, adjusted loss per share, and free cash flow.
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

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	June 28, 2024	June 30, 2023	July 1, 2022
Net (loss) income	$(137,640)	$(28,335)	$11,275
Other non-operating adjustments, net	(592)	(1,589)	2,932
Interest (expense) income, net	33,816	24,106	5,663
Income tax (benefit) provision	(51,635)	(20,207)	7,120
Depreciation	40,369	43,777	33,150
Amortization of intangible assets	47,661	53,552	60,267
Restructuring and other charges(1)	26,170	6,981	27,445
Impairment of long-lived assets	—	—	—
Acquisition, financing and other third party costs(2)	4,370	10,019	13,608
Fair value adjustments from purchase accounting	710	356	(2,009)
Litigation and settlement expense, net	4,927	495	1,908
COVID related expenses	—	67	689
Stock-based and other non-cash compensation expense(3)	41,257	43,031	38,459
Adjusted EBITDA	$9,413	$132,253	$200,507
(1) Restructuring and other charges for fiscal 2024 are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2024 are related to financing costs, and the conclusion of the Board's review of strategic alternatives.
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

The following table reconciles net (loss) income and diluted (loss) earnings per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	June 28, 2024		June 30, 2023		July 1, 2022
Net (loss) income and diluted (loss) earnings per share	$(137,640)	$(2.38)	$(28,335)	$(0.50)	$11,275	$0.20
Other non-operating adjustments, net	(592)		(1,589)		2,932
Amortization of intangible assets	47,661		53,552		60,267
Restructuring and other charges(1)	26,170		6,981		27,445
Impairment of long-lived assets	—		—		—
Acquisition, financing and other third party costs(2)	4,370		10,019		13,608
Fair value adjustments from purchase accounting	710		356		(2,009)
Litigation and settlement expense, net	4,927		495		1,908
COVID related expenses	—		67		689
Stock-based and other non-cash compensation expense(3)	41,257		43,031		38,459
Impact to income taxes(4)	(26,621)		(27,776)		(32,309)
Adjusted (loss) income and adjusted (loss) earnings per share	$(39,758)	$(0.69)	$56,801	$1.00	$122,265	$2.19

Diluted weighted-average shares outstanding		57,738		56,874		55,901
(1) Restructuring and other charges for fiscal 2024 are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2024 are related to financing costs, and the conclusion of the Board's review of strategic alternatives.
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
The following table reconciles cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	June 28, 2024	June 30, 2023	July 1, 2022
Net cash provided by (used in) operating activities	$60,382	$(21,254)	$(18,869)
Purchase of property and equipment	(34,291)	(38,796)	(27,656)
Free cash flow	$26,091	$(60,050)	$(46,525)

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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45% and 44% of revenues for the fiscal years ended June 28, 2024 and June 30, 2023, respectively. Total revenue recognized under contracts over time was 55% and 56% of revenues for the fiscal years ended June 28, 2024 and June 30, 2023, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) our performance creates an asset with no alternative use to us and (iii) we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 28, 2024, approximately $4.6 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
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
We test goodwill for impairment at the reporting unit level. Goodwill impairment guidance provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires significant judgments by management about macro-economic conditions including our operating environment, industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If we conclude that further testing is required, the impairment test is completed. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow ("DCF") model. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. The discount rates used in the DCF model were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared the estimates of our fair values to our total market capitalization to assess the reasonableness of our reporting units’ combined determined fair value.
Key assumptions of the forecast model over expected revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates are subject to a high degree of judgement and complexity. We make every effort to forecast future financial performance as accurately as possible with the information available at the time the forecast is developed. These assumptions were reviewed by management and compared to assumptions used in prior analyses and were deemed reasonable. There were no material changes in the key assumptions during the periods presented.
There are inherent uncertainties and management judgement required in these determinations and risks to the forecast included but are not limited to program/product execution, transition from development to production programs, industry related make-buy decisions, and global market conditions. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. We continuously monitor and evaluate relevant events and circumstances that could unfavorably impact our significant assumptions used in testing goodwill, including macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, and changes in our stock price in relation to the carrying value of its reporting units, among other relevant factors. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require us to perform an interim impairment assessment and record an impairment charge. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar businesses, to support the conclusions of the income approach.
The Company utilizes the management approach for determining its operating segment in accordance with ASC 280. There has been no change to the Company's conclusion of one operating and reportable segment in fiscal 2024.
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
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Microelectronics and Mission Systems were 9.0%, and 8.5%, respectively. The annual testing indicated that the Mission Systems reporting unit had an estimated fair value in excess of their carrying value of 5.0% and the Microelectronics reporting unit had an estimated fair value that substantially exceeded its carrying value. The carrying value of goodwill for the Mission Systems reporting unit was $622 million as of June 28, 2024. We concluded that the Mission Systems reporting unit's goodwill was not impaired. In order to evaluate the sensitivity of the estimated fair value for Mission Systems, we assessed an increase of 1.0% in the WACC under the DCF approach would have a material impact to the Mission Systems reporting unit's fair value determination. If there are adverse trends in the Mission Systems reporting unit's expected future operating results, business plans, economic projections, anticipated future cash flows, business trends, and our market capitalization, then it could result in the carrying value of the Mission Systems reporting unit exceeding its estimated fair value and impairment charges.
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $591.5 million of outstanding borrowings against the Revolver at June 28, 2024.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. We place our cash and cash equivalents with financial institutions with high credit quality. As of June 28, 2024 and June 30, 2023, we had $180.5 million and $71.6 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of June 28, 2024, five customers accounted for 51% of our receivables, unbilled receivables and costs in excess of billings. As of June 30, 2023, five customers accounted for 48% of our receivables, unbilled receivables and costs in excess of billings.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of June 28, 2024 and June 30, 2023, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 28, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 28, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of total contract costs to be incurred for certain fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, revenue recognized over time for the year ended June 28, 2024 represented 55% of total revenues. For contracts where revenue is recognized over time under fixed price arrangements, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
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
Valuation of goodwill for the Mission Systems reporting unit as of an interim period
As discussed in Notes B and F to the consolidated financial statements, the Company’s consolidated goodwill balance as of June 28, 2024 was 938.1 million, which included goodwill related to the Mission Systems reporting unit. Annually, or whenever events or changes in circumstances indicate potential asset impairment has occurred, the Company assesses goodwill for impairment. As a result of the sustained decline in the Company’s stock price and overall market capitalization during the third quarter ended March 29, 2024, along with other qualitative considerations, management concluded that there was a triggering event for its Mission Systems reporting unit that required an interim impairment test.
We identified the evaluation of the fair value of Mission Systems reporting unit goodwill as a critical audit matter. Subjective and challenging auditor judgment and specialized skills and knowledge were required to evaluate certain assumptions used to determine the fair value of the reporting unit in the Company’s third quarter impairment test. These assumptions included forecasted revenue growth rates including the terminal growth rate, margin rates, and net working capital adjustments used in determining the forecasted cash flows, and the discount rate. Minor changes to these assumptions could have had a significant effect on the fair value determined and the resulting assessment of the carrying value of the Mission Systems reporting unit goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process, including certain controls related to management’s determination of the above assumptions. We evaluated the Company’s ability to forecast cash flows by comparing historical forecasts to actual results. We also assessed the current industry, macroeconomic and market conditions and trends, and the Company’s historical results in evaluating the assumptions described above. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the terminal growth rate by comparing to publicly available market data
•evaluating the discount rate used by the Company by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Boston, Massachusetts
August 13, 2024

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$180,521	$71,563
Accounts receivable, net of allowance for credit losses of $2,020 and $1,335 at June 28, 2024 and June 30, 2023, respectively	111,441	124,729
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $6,340 and $0 at June 28, 2024 and June 30, 2023, respectively	304,029	382,558
Inventory	335,300	337,216
Prepaid expenses and other current assets	22,493	20,952
Total current assets	953,784	937,018
Property and equipment, net	110,353	119,554
Goodwill	938,093	938,093
Intangible assets, net	250,512	298,051
Operating lease right-of-use assets, net	60,860	63,015
Deferred tax assets	58,612	27,099
Other non-current assets	6,691	8,537
Total assets	$2,378,905	$2,391,367
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,068	$103,986
Accrued expenses	42,926	28,423
Accrued compensation	36,398	30,419
Income taxes payable	109	13,874
Deferred revenues and customer advances	73,915	56,562
Total current liabilities	234,416	233,264
Income taxes payable	7,713	5,166
Long-term debt	591,500	511,500
Operating lease liabilities	62,584	66,797
Other non-current liabilities	9,917	7,955
Total liabilities	906,130	824,682
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 58,093,528 and 56,961,665 shares issued and outstanding at June 28, 2024 and June 30, 2023, respectively	581	570
Additional paid-in capital	1,242,402	1,196,847
Retained earnings	219,799	357,439
Accumulated other comprehensive income	9,993	11,829
Total shareholders’ equity	1,472,775	1,566,685
Total liabilities and shareholders’ equity	$2,378,905	$2,391,367
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Net revenues	$835,275	$973,882	$988,197
Cost of revenues	639,374	657,154	593,241
Gross margin	195,901	316,728	394,956
Operating expenses:
Selling, general and administrative	166,786	160,637	157,044
Research and development	101,328	108,799	107,169
Amortization of intangible assets	47,661	53,552	60,267
Restructuring and other charges	26,170	6,981	27,445
Acquisition costs and other related expenses	1,710	8,444	11,421
Total operating expenses	343,655	338,413	363,346
(Loss) income from operations	(147,754)	(21,685)	31,610
Interest income	1,199	1,053	143
Interest expense	(35,015)	(25,159)	(5,806)
Other expense, net	(7,705)	(2,751)	(7,552)
(Loss) income before income taxes	(189,275)	(48,542)	18,395
Income tax (benefit) provision	(51,635)	(20,207)	7,120
Net (loss) income	$(137,640)	$(28,335)	$11,275

Basic net (loss) earnings per share	$(2.38)	$(0.50)	$0.20
Diluted net (loss) earnings per share	$(2.38)	$(0.50)	$0.20

Weighted-average shares outstanding:
Basic	57,738	56,554	55,527
Diluted	57,738	56,554	55,901

Comprehensive (loss) income:
Net (loss) income	$(137,640)	$(28,335)	$11,275
Change in fair value of derivative instruments, net of tax	(833)	5,856	—
Foreign currency translation adjustments, net of tax	380	300	1,131
Pension benefit plan, net of tax	(1,383)	142	4,739
Total other comprehensive (loss) income, net of tax	(1,836)	6,298	5,870
Total comprehensive (loss) income	$(139,476)	$(22,037)	$17,145
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended June 28, 2024, June 30, 2023 and July 1, 2022
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 2, 2021	55,241	552	1,109,434	374,499	(339)	1,484,146
Issuance of common stock under employee stock incentive plans	477	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	115	1	5,370	—	—	5,371
Retirement of common stock	(153)	—	(8,206)	—	—	(8,206)
Stock-based compensation	—	—	38,729	—	—	38,729
Net income	—	—	—	11,275	—	11,275
Other comprehensive income	—	—	—	—	5,870	5,870
Balance at July 1, 2022	55,680	557	1,145,323	385,774	5,531	1,537,185
Issuance of common stock under employee stock incentive plans	738	7	(7)	—	—	—
Issuance of common stock under employee stock purchase plan	145	2	5,490	—	—	5,492
Issuance of common stock under defined contribution plan	400	4	18,366	—	—	18,370
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	27,738	—	—	27,738
Net loss	—	—	—	(28,335)	—	(28,335)
Other comprehensive income	—	—	—	—	6,298	6,298
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	476	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	167	2	4,640	—	—	4,642
Issuance of common stock under defined contribution plan	490	5	16,044	—	—	16,049
Retirement of common stock	(1)	(1)	(30)	—	—	(31)
Stock-based compensation	—	—	24,906	—	—	24,906
Net loss	—	—	—	(137,640)	—	(137,640)
Other comprehensive loss	—	—	—	—	(1,836)	(1,836)
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net (loss) income	$(137,640)	$(28,335)	$11,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	88,030	97,329	93,417
Stock-based compensation expense	25,669	27,753	38,293
Stock-based matching contributions on defined contribution plan	15,853	15,665	—
Benefit for deferred income taxes	(31,511)	(59,647)	(2,419)
Provisions for bad debt	15,301	400	106
Other non-cash items	452	(1,146)	(603)
Cash settlement for termination of interest rate swap	7,403	5,995	—
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	76,458	(58,718)	(146,477)
Inventory	130	(64,061)	(40,902)
Prepaid income taxes	—	7,433	(4,977)
Prepaid expenses and other current assets	(1,693)	2,942	(4,396)
Other non-current assets	148	3,769	6,117
Accounts payable, accrued expenses and accrued compensation	741	(16,732)	58,395
Deferred revenues and customer advances	17,307	40,701	(18,998)
Income taxes payable	(11,217)	9,907	1,009
Other non-current liabilities	(5,049)	(4,509)	(8,709)
Net cash provided by (used in) operating activities	60,382	(21,254)	(18,869)
Cash flows from investing activities:
Purchases of property and equipment	(34,291)	(38,796)	(27,656)
Other investing activities	—	235	(3,200)
Acquisition of businesses, net of cash acquired	—	—	(243,464)
Net cash used in investing activities	(34,291)	(38,561)	(274,320)
Cash flows from financing activities:
Proceeds from employee stock plans	4,642	5,492	5,371
Borrowings under credit facilities	105,000	140,000	251,500
Payments under credit facilities	(25,000)	(80,000)	—
Payments for retirement of common stock	(31)	(63)	(8,206)
Payments of deferred financing and offering costs	(1,931)	—	(2,911)
Net cash provided by financing activities	82,680	65,429	245,754
Effect of exchange rate changes on cash and cash equivalents	187	295	(750)
Net increase (decrease) in cash and cash equivalents	108,958	5,909	(48,185)
Cash and cash equivalents at beginning of year	71,563	65,654	113,839
Cash and cash equivalents at end of year	$180,521	$71,563	$65,654
Cash paid (received) during the period for:
Interest	$37,423	$27,288	$5,492
Income taxes (refunded) paid, net	$(9,315)	$24,243	$14,121
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$4,051	$6,475	$6,919
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the Company) is a technology company that delivers mission-critical processing power to the edge - where signals and data are collected - to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
The Mercury Processing Platform is the unique advantage the Company provides to its customers. It comprises the innovative technologies the Company has developed and acquired for more than 40 years that brings integrated, mission-critical processing capabilities to the edge. The Company's processing platform spans the full breadth of signal processing—from RF front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. It allows the Company to offer standard products and custom solutions from silicon to system scale, including components, modules, subsystems, and systems, and it embodies the customer-centric approach the Company takes to delivering capabilities that are mission-ready, trusted and secure, software-defined, and open and modular.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
BASIS OF PRESENTATION
All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024. All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023. All references to fiscal 2022 are to the 52-week period from July 3, 2021 to July 1, 2022.
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
Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material lease arrangements. There are no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees in the Company's lease arrangements. Operating leases are included in Operating lease right-of-use assets, net, Accrued expenses, and Operating lease liabilities in the Company's Consolidated Balance Sheets. The standard had no impact on the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income or Consolidated Statements of Cash Flows. See Note I to the consolidated financial statements for more information regarding our obligations under leases.
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
The Company is a leading technology company serving the aerospace and defense industry, positioned at the intersection of high-tech and defense. Revenues are derived from the sales of products that are grouped into one of the following three categories: (i) components; (ii) modules and sub-assemblies; and (iii) integrated solutions. The Company also generates revenues from the performance of services, including systems engineering support, consulting, maintenance and other support, testing and installation. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606 if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then determined for the bundled performance obligation.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated subsystems and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45%, 44% and 45% of revenues in the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon transfer of control (for goods) or completion (for services).
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
Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed and the impact of contract amendments which may result in cumulative adjustments. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. The aggregate effects of these favorable and unfavorable changes across the Company’s portfolio of programs can have a significant effect upon its reported Loss from operations, Net loss and Diluted net loss per share in each of the reporting periods. The net impact of changes in estimates had the following impact on the Company’s operating results:

	For the Fiscal Years Ended
(In thousands, except per share data)	June 28, 2024	June 30, 2023	July 1, 2022
Loss from operations	$(73,245)	$(56,266)	$(14,069)
Net loss (1)	$(53,469)	$(41,074)	$(10,270)
Diluted net loss per share	$(0.93)	$(0.73)	$(0.18)
Diluted Shares	57,738	56,554	55,901
(1) Federal and state statutory rate of 27%
Total revenue recognized under over time contracts over time was 55%, 56% and 55% of revenues in the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022, respectively.
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

COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $837 and $1,328 of deferred sales commissions for contracts where the amortization period is greater than one year as of June 28, 2024 and June 30, 2023, respectively.
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
The contract asset balances were $304,029 and $382,558 as of June 28, 2024 and June 30, 2023, respectively. The contract asset balance decreased due to $524,655 of billings, offset by revenue recognized under over time contracts of $462,143 during the fiscal year ended June 28, 2024. During the fiscal year ended June 28, 2024, the Company's contract assets were impacted by changes in estimates for contracts recognized over time and $16,017 write-offs and reserves as a result of ongoing negotiations of settlement terms with its customers. The contract liability balances were $74,367 and $57,142 as of June 28, 2024 and June 30, 2023, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized during fiscal 2024 that was included in the contract liability balance at June 30, 2023 was $43,790.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of June 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $768,442. The Company expects to recognize approximately 55% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
CASH AND CASH EQUIVALENTS
Cash equivalents, consisting of highly liquid money market funds and U.S. government and U.S. government agency issues with original maturities of 90 days or less at the date of purchase, are carried at fair market value which approximates cost.
ACCOUNTS RECEIVABLE
Accounts receivable, net, represents amounts that have been billed and are currently due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as necessary. The allowance is based upon an assessment of the customer's credit worthiness, reasonable forecasts about the future, history with the customer, recovery of balances from contract settlements, and the age of the receivable balance. The Company typically invoices a customer upon shipment of the product (or completion of a service) for contracts where revenue is recognized at a point in time. For contracts where revenue is recognized over time, the invoicing events are typically based on specified performance obligation deliverables or milestone events, or quantifiable measures of performance.

ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”), pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and the party has no obligation to purchase any receivables from the Company. Pursuant to the RPA, the party may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the RPA, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600. On June 21, 2023, the Company further amended the RPA to increase the capacity from $30,600 to $60,000.
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
The Company had $33,777 and $30,488 factored accounts receivables as of June 28, 2024 and June 30, 2023, respectively. The Company incurred factoring fees of approximately $1,947 and $562 for fiscal years 2024 and 2023, respectively.
See Note R "Subsequent Events" to the consolidated financial statements for discussion of the Company's termination of its uncommitted RPA and entrance into a committed receivables purchase and service agreement ("RPSA") a new party.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of June 28, 2024 and June 30, 2023, the Company had $180,521 and $71,563, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of June 28, 2024, five customers accounted for 51% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of June 30, 2023, five customers accounted for 48% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill is the amount by which the purchase price of a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase (see Note F). In accordance with the requirements of Intangibles-Goodwill and Other (“ASC 350”) Goodwill is not amortized. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or when events and circumstances ("triggering event") occur indicating that the recorded goodwill may be impaired. Potential triggering events include macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, and changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. Adverse changes to these events and circumstances could require the Company to perform an interim impairment test.
Intangible assets result from the Company’s various business acquisitions (see Note G) and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, patents, customer relationships, trademarks, backlog and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to 12.5 years or over the period the economic benefits of the intangible asset are consumed.
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
Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and are not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Equipment under capital lease is recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method (see Note E).
As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2024, 2023 and 2022, the Company capitalized $2,086, $3,931 and $3,000 of software development costs, respectively.

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

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning balance	$1,282	$1,857	$3,283
Accruals for warranties issued during the period	6,270	1,146	359
Settlements made during the period	(1,831)	(1,721)	(1,785)
Ending balance	$5,721	$1,282	$1,857
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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Basic weighted-average shares outstanding	57,738	56,554	55,527
Effect of dilutive equity instruments	—	—	374
Diluted weighted-average shares outstanding	57,738	56,554	55,901
Equity instruments to purchase 2,501, 1,852 and 39 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) includes changes in fair value of derivative instruments, foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included the change in fair value of derivative instruments, net of tax adjustments and totaled $(833) and $5,856 for the fiscal years ended June 28, 2024 and June 30, 2023, respectively. There was no change in fair value of derivative instruments, net of tax adjustments for the fiscal year ended July 1, 2022. Also included are $380, $300 and $1,131 of foreign currency translation adjustments for the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022, respectively, and pension benefit plan adjustments totaled $(1,383), $142 and $4,739 for the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022, respectively.
A summary of the change in component of Accumulated other comprehensive (loss) income, net of tax is provided below:

	Foreign currency translation adjustments, net of tax	Pension benefit plan, net of tax	Change in fair of derivative instruments, net of tax	Accumulated Other Comprehensive (Loss) Income
Balance at July 2, 2021	$(80)	$(259)	$—	$(339)
Other comprehensive income, net of tax	1,131	4,739	—	5,870
Balance at July 1, 2022	1,051	4,480	—	5,531
Other comprehensive income, net of tax	300	142	5,856	6,298
Balance at June 30, 2023	1,351	4,622	5,856	11,829
Other comprehensive (loss) income, net of tax	380	(1,383)	(833)	(1,836)
Balance at June 28, 2024	$1,731	$3,239	$5,023	$9,993
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

C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of June 28, 2024:

	Fair Value Measurements
	June 28, 2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2,436	$—	$2,436	$—
Total	$2,436	$—	$2,436	$—
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
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 28, 2024, the fair value of the September 2023 Swap was a liability of $2,436 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Company's' financial instruments measured at fair value on a recurring basis as of June 30, 2023

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
Refer to Note Q for further information regarding the September 2023 Swap and the termination of the Swap.

D.Inventory
Inventory was comprised of the following:

	As of
	June 28, 2024	June 30, 2023
Raw materials	$200,501	$229,984
Work in process	118,060	81,930
Finished goods	16,739	25,302
Total	$335,300	$337,216

E.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		June 28, 2024	June 30, 2023
Computer equipment and software	3-4	$138,366	$125,297
Furniture and fixtures	5	21,694	20,729
Leasehold improvements	lesser of estimated useful life or lease term	72,420	70,305
Machinery and equipment	5-10	150,991	136,504
		383,471	352,835
Less: accumulated depreciation		(273,118)	(233,281)
Property and equipment, net		$110,353	$119,554
The $9,201 decrease in Property and equipment, net was primarily due to depreciation expense and was partially offset by current year additions. During fiscal 2024 and 2023, the Company retired $1,308 and $1,056, respectively, of computer equipment and software, furniture and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 28, 2024, June 30, 2023 and July 1, 2022 was $40,369, $43,777 and $33,150, respectively.
F.Goodwill
    In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two reporting units: Mission Systems and Microelectronics. Accordingly, these were determined to be the Company's reporting units which is consistent with the prior period. There were no adjustments to the carrying value of Goodwill during fiscal 2024.
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2024. In making this assessment, management relies on a number of factors including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends, and changes in the Company's market capitalization. The Company determined the fair values of the reporting units by using a discounted cash flow ("DCF") approach. Under the DCF approach, the Company estimated the future cash flows, as well as selected a risk-adjusted Weighted Average Cost of Capital ("WACC") of 9.0% and 8.5% for Microelectronics and Missions Systems, respectively, to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considered historical results adjusted to reflect current and anticipated future operating conditions. The Company estimated cash flows for the reporting units over a discrete period and a terminal period (considering expected long-term growth rates and trends). The Company then used the market approach to corroborate the results of the DCF approach. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.
Based on the quantitative evaluation, the Company determined that the Mission Systems reporting unit had an estimated fair value in excess of their carrying value of 5.0% and the Microelectronics reporting unit had an estimated fair value that substantially exceeded its carrying value. The Company concluded that its goodwill was not impaired. In order to evaluate the sensitivity of the estimated fair value for Mission Systems, the Company assessed an increase of 1.0% in the WACC under the DCF approach would have a material impact to the Mission Systems reporting unit's fair value determination. If there are adverse trends in the Mission Systems reporting unit's expected future operating results, business plans, economic projections, anticipated future cash flows, business trends, and Company's market capitalization, then it could result in the carrying value of the Mission Systems reporting unit exceeding its estimated fair value and impairment charges.
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
The Company is required to perform the next annual goodwill impairment analysis during the fourth quarter of fiscal year 2025. Adverse changes to the underlying information assumptions used in its assessment of potential triggering events could require the Company to perform an interim impairment test. If assumed revenue growth rate and cash flow projections are not achieved in future periods or the Company’s common stock price significantly declines from current levels, among other factors, its Mission Systems and Microelectronics reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired. Any impairment charges that the Company may record in the future could be material to its results of operations and financial condition.

G.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 28, 2024
Customer relationships	$342,610	$(155,903)	$186,707	12.2 years
Licensing agreements and patents	4,162	(2,254)	1,908	5.0 years
Completed technologies	122,680	(62,975)	59,705	9.4 years
Other	3,238	(1,046)	2,192	5.0 years
	$472,690	$(222,178)	$250,512
June 30, 2023
Customer relationships	$349,120	$(130,756)	$218,364	12.1 years
Licensing agreements and patents	4,162	(1,423)	2,739	5.0 years
Completed technologies	134,983	(60,680)	74,303	8.0 years
Backlog	410	(325)	85	2.0 years
Other	3,236	(676)	2,560	5.0 years
	$491,911	$(193,860)	$298,051
Estimated future amortization expense for intangible assets remaining at June 28, 2024 is as follows:

Fiscal Year	Totals
2025	$42,836
2026	38,199
2027	35,093
2028	31,169
2029	27,874
Thereafter	73,949
Total future amortization expense	$249,120
Estimated salvage value of identified intangible assets	1,392
Net carrying amount	$250,512
The Company reviews net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on the Company’s last assessment, the Company believes that the carrying values of net intangible assets were recoverable as of June 28, 2024. However, if business conditions deteriorate, the Company may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that the Company may record in the future could be material to the results of operations and financial condition.
H.Restructuring
During fiscal 2024, the Company initiated several immediate cost savings measures that simplify the Company’s organizational structure, facilitate clearer accountability, and align to the Company’s priorities, including: (i) embedding the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlining organizational structure and removing areas of redundancy between corporate and divisional organizations; and (iii) reducing selling, general, and administrative headcount and rebalancing discretionary and third party spending to better align with the Company’s priority areas. On July 20, 2023, the Company executed the plan to embed the 1MPACT value creation initiatives into operations. On August 9, 2023, the Company approved and initiated a workforce reduction that, together with the 1MPACT related action, eliminated approximately 150 positions resulting in $9,548 of severance costs during fiscal 2024. On January 12, 2024, the Company approved and initiated workforce reductions that eliminated approximately 100 positions resulting in an additional $9,841 of severance costs during fiscal 2024. On June 17, 2024, the Company approved and initiated workforce reductions that eliminated an additional 100 positions, resulting in an additional $6,781 of severance costs in fiscal 2024. The workforce reductions that eliminated approximately 350 positions in fiscal 2024 were across manufacturing, SG&A and R&D based on ongoing talent and workforce optimization efforts.

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
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Restructuring liability at July 1, 2022	$4,722	$—	$4,722
Restructuring charges	3,415	465	3,880
Cash paid	(6,608)	(444)	(7,052)
Reversals (*)		(21)	(21)
Restructuring liability at June 30, 2023	1,529	—	1,529
Restructuring charges	26,170	—	26,170
Cash paid	(18,941)	—	(18,941)
Restructuring liability at June 28, 2024	$8,758	$—	$8,758
I.Leases
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
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	June 28, 2024	June 30, 2023
Operating lease right-of-use assets, net	$60,860	$63,015

Accrued expenses(1)	$11,614	$10,434
Operating lease liabilities	62,584	66,797
Total operating lease liabilities	$74,198	$77,231
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.

OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	June 28, 2024	June 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,343	$10,756
Right-of-use assets obtained in exchange for new lease liabilities	$7,249	$10,627
Weighted average remaining lease term	6.4 years	7.0 years
Weighted average discount rate	5.50%	5.17%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of June 28, 2024 were as follows:

Fiscal Year	Totals
2025	$15,286
2026	13,524
2027	13,992
2028	12,579
2029	10,903
Thereafter	22,906
Total lease payments	89,190
Less: imputed interest	(14,992)
Present value of operating lease liabilities	$74,198
During fiscal 2024, 2023 and 2022 the Company recognized operating lease expense of $13,775, $13,763, and $14,332, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at June 28, 2024.

J.Income Taxes
The components of (loss) income before income taxes and income tax (benefit) provision were as follows:

	Fiscal Years
	2024	2023	2022
(Loss) income before income taxes:
United States	$(183,263)	$(42,864)	$24,286
Foreign	(6,012)	(5,678)	(5,891)
	$(189,275)	$(48,542)	$18,395
Tax (benefit) provision:
Federal:
Current	$(19,791)	$33,898	$3,857
Deferred	(21,274)	(54,010)	(230)
	(41,065)	(20,112)	3,627
State:
Current	(3,016)	10,054	3,626
Deferred	(7,937)	(10,200)	(2,721)
	(10,953)	(146)	905
Foreign:
Current	95	104	2,535
Deferred	288	(53)	53
	383	51	2,588
	$(51,635)	$(20,207)	$7,120
The following is the reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2024	2023	2022
Tax (benefit) provision at federal statutory rates	(21.0)%	(21.0)%	21.0%
State income tax, net of federal tax benefit	(5.9)	(5.4)	8.1
Research and development tax credits	(3.7)	(15.1)	(39.5)
Provision to return	(0.1)	(0.7)	10.3
Excess tax provision related to stock compensation	1.4	2.6	5.3
Foreign income tax rate differential	0.2	0.2	2.3
Non-deductible compensation	0.9	1.0	20.9
Acquisition costs	—	—	1.2
Reserves for unrecognized income tax benefits	0.2	(6.9)	5.4
Valuation allowance	0.7	3.8	4.3
Foreign derived intangible income	—	(1.4)	(1.6)
Other	—	1.3	1.0
	(27.3)%	(41.6)%	38.7%
The effective tax rate for fiscal 2024 differed from the Federal statutory rate primarily due to Federal and state research and development tax credits and state taxes, partially offset by tax provisions related to stock compensation.
The effective tax rate for fiscal 2023 differed from the Federal statutory rate primarily due to Federal and state research and development tax credits, releases to reserves for unrecognized income tax benefits and state taxes, partially offset by valuation allowances recorded and tax provisions related to stock compensation.
The effective tax rate for fiscal 2022 differed from the Federal statutory rate primarily due to additional tax provisions for non-deductible compensation, provision to return adjustments, state taxes and excess tax provisions related to stock compensation, partially offset by research and development tax credits.

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	As of
	June 28, 2024	June 30, 2023
Deferred tax assets:
Inventory valuation and receivable allowances	$23,799	$18,095
Accruals	10,852	6,762
Stock compensation	6,700	5,149
Federal and state research and development tax credit carryforwards	17,762	14,287
Research and development expenditures	68,728	63,114
Interest expense carryforward	5,289	—
Federal and state net operating loss carryforward	2,357	774
Foreign net operating loss carryforward	4,004	3,166
Operating lease liabilities	20,107	19,968
Other	1,339	2,325
	160,937	133,640
Valuation allowance	(17,575)	(14,785)
Total deferred tax assets	143,362	118,855
Deferred tax liabilities:
Property and equipment	(13,647)	(15,798)
Intangible assets	(50,935)	(54,550)
Operating lease right-of-use assets, net	(16,493)	(17,077)
Other	(3,675)	(4,331)
Total deferred tax liabilities	(84,750)	(91,756)
Net deferred tax assets	$58,612	$27,099
At June 28, 2024, the Company has gross state research and development tax credit carryforwards of $17,385, $13,734 net of federal benefit, of which a portion will expire each fiscal year through fiscal year 2039. The Company maintains a valuation allowance on the majority of the Company’s state research and development tax credit carryforwards. The Company has gross federal research and development tax credit carryforwards of $3,887, of which a portion will expire starting in fiscal year 2040.
At June 28, 2024, the Company has gross interest expense carryforwards of $19,518, which have an indefinite life, gross state net operating loss carryforwards of $33,802, which will expire starting in fiscal year 2040 and gross foreign net operating loss carryforwards of $25,742 which will expire starting in fiscal year 2028. The Company maintains a valuation allowance on the majority of the foreign net operating loss carryforward.
Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be realized.
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

The changes in the Company’s income tax reserves for gross unrecognized income tax benefits, including interest and penalties, are summarized as follows:

	Fiscal Years
	2024	2023
Unrecognized tax benefits, beginning of period	$5,165	$9,112
Increases for tax positions taken related to a prior period	3,371	—
Increases for tax positions taken during the current period	3,083	1,260
Decreases for tax positions taken by an acquired company	—	(2,679)
Decreases for tax positions taken related to a prior period	(2,971)	(191)
Decreases for settlements of previously recognized positions	—	(93)
Decreases as a result of a lapse of the applicable statute of limitations	(935)	(2,244)
Unrecognized tax benefits, end of period	$7,713	$5,165
The Company has $7,713 of unrecognized tax benefits as of June 28, 2024. If released, $5,543 of these unrecognized income tax benefits would reduce the Company's income tax provision.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of interest and penalties accrued was $1,374 and $583 as of June 28, 2024 and June 30, 2023, respectively, and the amount of interest and penalties accrued and recognized was $791 and $96 during June 28, 2024 and June 30, 2023, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2018 through 2024.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. The Company subsequently delivered a letter to NTS outlining the deficiencies in their claim and reiterated that the Company is not obligated to tender a substantive response to their demand without first having received the responsive information requested in connection with the meet and confer session. In April 2024, counsel for NTS sent additional communications on their demand that the Company participate in their environmental monitoring and remediation planning, and in May 2024, the Company responded with a rebuttal of the allegations. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by MassDEP since the response was provided in November 2021. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company's former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that he resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association

(“AAA”). An arbitrator was appointed on November 29, 2023, and the arbitration trial has been scheduled for mid-December 2024. On March 25, 2024, the arbitrator denied Mr. Aslett’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. The Company intends to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company's favor, the Company may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $14,100, based on the closing price of the Company's common stock on June 26, 2023, for accelerated equity vesting, severance, and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include Mr. Aslett's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $14,100, plus costs and attorneys’ fees and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the former Chief Executive Officer, Mr. Ruppert, the former Chief Financial Officer, Mr. Ballhaus, the current Chief Executive Officer, and Mr. Farnsworth, the current Chief Financial officer, are indemnified by the Company for this matter. The Company believes the claims in the complaint are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. The Company believes the claims in the complaints are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
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
PURCHASE COMMITMENTS
As of June 28, 2024, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $122,195.
OTHER
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions are treated as a use of cash in financing activities in the Company's Statements of Cash Flows.

L.Debt
Revolving Credit Facilities
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of June 28, 2024, the Company's outstanding balance of unamortized deferred financing costs was $4,051, which is being amortized to Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Revolver and includes the costs incurred in conjunction with the November 2023 amendment to the Revolver.
On November 7, 2023, due to the uncertainty surrounding a government shutdown or prolonged continuing resolution and the potential impact on the second quarter and fiscal 2024 results, the Company proactively executed Amendment No. 5 to the Revolver, as amended to date, with a syndicate of commercial banks and Bank of America, N.A acting as the administrative agent allowing for a temporary increase in the Consolidated Total Net Leverage Ratio covenant requirement from 4.50 to 5.25 for the second quarter ended December 29, 2023. In conjunction with Amendment No. 5 to the Revolver, the Company incurred $1,931 of new deferred financing costs that will be amortized over the remaining term of the Revolver. Refer to exhibit 10.7.5 included herein.
See Note R "Subsequent Events" to the consolidated financial statements for discussion of the Company's Amendment No. 6 to the Revolver.

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

As of June 28, 2024, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $591,500 against the Revolver as compared to $511,500 for the fiscal year ended June 30, 2023, resulting in interest expense of $35,015 and $25,159 for fiscal years ended June 28, 2024 and June 30, 2023, respectively. The current borrowing capacity as defined under the Revolver as of June 28, 2024 is approximately $986,000, of which we had outstanding borrowings against of $591,500. There were outstanding letters of credit of $753 as of June 28, 2024.
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
At June 28, 2024, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 28, 2024 and June 30, 2023 was a net liability of $5,005 and $4,151, respectively, which is recorded in other non-current liabilities on the Consolidated Balance Sheets. The Company recognized net periodic benefit costs of $471 and $440 associated with the Plan and a net (loss) gain of $(1,383) and $142 in AOCI during the fiscal years ended June 28, 2024 and June 30, 2023, respectively. Total employer contributions to the Plan were $988 during the year ended June 28, 2024, and the Company's total expected employer contributions to the Plan during fiscal 2025 are $927.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2025	$788
2026	935
2027	969
2028	1,312
2029	1,463
Thereafter (next 5 years)	6,314
Total	$11,781

The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended June 28, 2024 and June 30, 2023:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Service cost	$965	$1,068
Interest cost	481	463
Expected return on assets	(400)	(379)
Amortization of prior service cost	(203)	(203)
Amortization net of loss	(18)	—
Settlement loss recognized	(354)	(509)
Net periodic benefit cost	$471	$440
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended June 28, 2024 and June 30, 2023:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Discount rate	1.30%	1.95%
Expected rate of return on Plan assets	1.30%	1.95%
Expected inflation	1.20%	1.00%
Rate of compensation increases	2.50%	1.50%
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

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Projected benefit obligation, beginning	$24,710	$25,509
Service cost	965	1,068
Interest cost	481	463
Employee contributions	1,235	1,439
Actuarial (loss) gain	629	(516)
Benefits paid	(881)	(246)
Settlements	(5,239)	(4,770)
Plan amendment	20	—
Foreign exchange (gain) loss	(42)	1,763
Projected benefit obligation at end of year	$21,878	$24,710
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023
Fair value of Plan assets, beginning	$20,559	$20,849
Actual return on Plan assets	246	700
Company contributions	988	1,158
Employee contributions	1,235	1,439
Benefits paid	(881)	(246)
Settlements	(5,239)	(4,770)
Foreign exchange (loss) gain	(35)	1,429
Fair value of Plan assets at end of year	$16,873	$20,559
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	June 28, 2024	June 30, 2023
Projected benefit obligation at end of year	$21,878	$24,710
Fair value of plan assets at end of year	16,873	20,559
Funded status	$(5,005)	$(4,151)
The fair value of Plan assets was $16,873 at June 28, 2024. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended June 28, 2024 or June 30, 2023. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 28, 2024, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.

401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,901 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet at June 28, 2024. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. Expense recognized by the Company for matching contributions related to the 401(k) plan was $15,853, $15,665, and $7,603 during the fiscal years ended June 28, 2024, June 30, 2023, and July 1, 2022, respectively.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and for calendar year 2024, will match participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash deferral credited to participants’ account balances). The Company’s matching obligation for 2024 is subject to the satisfaction of a financial performance condition for the 2024 calendar year. Participant deferrals under the plan are held in a Rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of June 28, 2024, the Company held assets under the rabbi trust of $88, was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $88. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the fiscal year ended June 28, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the Rabbi trust. The nonqualified deferred compensation plan was not in place as of June 30, 2023.
N.Shareholders’ Equity
PREFERRED STOCK
The Company is authorized to issue 1,000 shares of preferred stock with a par value of $0.01 per share.
SHELF REGISTRATION STATEMENT
On October 4, 2023, the Company filed a shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement, which was effective upon filing with the SEC, registered each of the following securities: debt securities; preferred stock; common stock; warrants; and units. The Company has an unlimited amount available under the shelf registration statement.
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
On October 26, 2022 the Stockholder Rights Plan and the Rights thereunder expired.

O.Stock-Based Compensation
STOCK INCENTIVE PLANS
At June 28, 2024, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 4,820 shares available for future grant under the 2018 Plan at June 28, 2024.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock awards to certain executives and employees pursuant to the 2018 Plan. Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of financial performance goals, either on an absolute basis or relative to a peer group of companies. Payouts under performance-based restricted stock awards may also be subject to modification based on Mercury's total shareholder return relative to the component companies within the Spade Defensive Index.
EMPLOYEE STOCK PURCHASE PLAN
The number of shares authorized for issuance under the Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “ 1997 ESPP”), is 2,300 shares, including 500 shares approved by the Company's shareholders on October 28, 2020. Under the 1997 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 1997 ESPP. The number of shares issued under the 1997 ESPP during fiscal years 2024, 2023 and 2022 was 167, 145 and 115, respectively. The 1997 ESPP terminated in accordance with its terms effective May 14, 2024.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. Subject to shareholder approval at the Company’s 2024 annual meeting of shareholders, the number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. As of June 28, 2024, no shares have been issued under the 2024 ESPP.
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

The following table summarizes activity of the Company's stock option plans since July 1, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/28/2024
Granted	934	$12.71	$45.00
Exercised	—		$—
Cancelled	—		$—
Outstanding at June 28, 2024	934	$12.71	$45.00	3.69 years	$—
Exercisable at June 28, 2024	—	$—	$—	—	$—
There were no options vested or exercised during fiscal year 2024. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 28, 2024, there was $9,244 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 2.69 years from June 28, 2024.
The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company calculated the fair values of the options grants using the following weighted-average assumptions:

Fiscal Year Ended
June 28, 2024
Expected volatility	45%
Expected term	4 years
Risk-free interest rate	4.44%
Expected dividend yield	—%
Weighted-average grant date fair value per share	$12.71
The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected term of the option. The expected term of options has been determined using the average of the contractual term and the weighted average vesting term of the options. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period. There were 934 stock options granted during fiscal year ended June 28, 2024.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since July 1, 2022:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2022	2,305	$57.47
Granted	298	51.90
Vested	(738)	60.89
Forfeited	(526)	55.66
Outstanding at June 30, 2023	1,339	$54.45
Granted	1,334	36.38
Vested	(476)	56.04
Forfeited	(671)	47.14
Outstanding at June 28, 2024	1,526	$41.35
The total fair value of restricted stock awards vested during fiscal years 2024, 2023 and 2022 was $15,994, $25,587 and $25,533, respectively.

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718. The Company had $456 and $1,215 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of June 28, 2024 and June 30, 2023, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.
The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Cost of revenues	$2,919	$2,926	$2,161
Selling, general and administrative	16,936	18,335	30,116
Research and development	5,814	6,492	6,016
Stock-based compensation expense before tax	25,669	27,753	38,293
Income taxes	(6,931)	(7,216)	(10,339)
Stock-based compensation expense, net of income taxes	$18,738	$20,537	$27,954
P.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting ("ASC 280") to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there has been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 28, 2024
Net revenues to unaffiliated customers	$785,881	$49,375	$19	$—	$835,275
Inter-geographic revenues	6,777	1,369	—	(8,146)	—
Net revenues	$792,658	$50,744	$19	$(8,146)	$835,275
Identifiable long-lived assets (1)	$107,655	$2,698	$—	$—	$110,353
YEAR ENDED JUNE 30, 2023
Net revenues to unaffiliated customers	$927,003	$46,857	$22	$—	$973,882
Inter-geographic revenues	2,764	447	—	(3,211)	—
Net revenues	$929,767	$47,304	$22	$(3,211)	$973,882
Identifiable long-lived assets (1)	$116,381	$3,173	$—	$—	$119,554
YEAR ENDED JULY 1, 2022
Net revenues to unaffiliated customers	$945,600	$41,390	$1,207	$—	$988,197
Inter-geographic revenues	2,578	2,408	—	(4,986)	—
Net revenues	$948,178	$43,798	$1,207	$(4,986)	$988,197
Identifiable long-lived assets (1)	$122,712	$4,476	$3	$—	$127,191
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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Domestic (1)	$704,132	$865,216	$861,125
International/Foreign Military Sales (2)	131,143	108,666	127,072
Total Net Revenue	$835,275	$973,882	$988,197
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
The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Radar (1)	$110,371	$229,467	$251,126
Electronic Warfare (2)	120,685	144,554	157,676
Other Sensor and Effector (3)	129,034	112,659	104,114
Total Sensor and Effector	360,090	486,680	512,916
C4I (4)	388,533	414,143	399,816
Other (5)	86,652	73,059	75,465
Total Net Revenues	$835,275	$973,882	$988,197
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
(5) Other products include all component and other sales where the end use is not specified.

The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Components (1)	$192,758	$197,180	$167,333
Modules and Sub-assemblies (2)	181,881	200,281	167,242
Integrated Solutions (3)	460,636	576,421	653,622
Total Net Revenues	$835,275	$973,882	$988,197
(1) Components represent the basic building blocks of an electronic system. They generally perform a single function such as switching, storing or converting electronic signals. Some examples include power amplifiers and limiters, switches, oscillators, filters, equalizers, digital and analog converters, chips, MMICs (monolithic microwave integrated circuits) and memory and storage devices.
(2) Modules and sub-assemblies combine multiple components to serve a range of complex functions, including processing, networking and graphics display. Typically delivered as computer boards or other packaging, modules and sub-assemblies are usually designed using open standards to provide interoperability when integrated in a subsystem. Examples of modules and sub-assemblies include embedded processing boards, switched fabrics and boards for high-speed input/output, digital receivers, graphics and video, along with multi-chip modules. Additional examples include integrated radio frequency and microwave multi-function assemblies and radio frequency tuners and transceivers.
(3) Integrated solutions bring components, modules and/or sub-assemblies into one system, enabled with software. Subsystems are typically, but not always, integrated within an open standards-based chassis and often feature interconnect technologies to enable communication between disparate systems. Spares and replacement modules and sub-assemblies are provided for use with subsystems sold by the Company. The Company’s subsystems are deployed in sensor processing, aviation and mission computing and C4I applications.
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 2, 2021
Airborne (1)	$445,330	$506,264	$506,549
Land (2)	107,249	157,505	158,782
Naval (3)	100,984	136,954	155,588
Other (4)	181,712	173,159	167,278
Total Net Revenues	$835,275	$973,882	$988,197
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
(4) All platforms other than Airborne, Land or Naval.
Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	June 28, 2024	June 30, 2023	July 1, 2022
L3Harris	12%	*	*
Lockheed Martin Corporation	11%	13%	10%
RTX Corporation	10%	14%	14%
Northrop Grumman	*	11%	*
U.S. Navy	*	*	14%
	33%	38%	38%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended June 28, 2024, June 30, 2023 and July 1, 2022.

Q.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 7, 2022, the Company entered into an interest rate Swap (the “initial Swap”) with JP Morgan Chase Bank, N.A. (“JPMorgan”) for a notional amount of 300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver. The initial Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The initial Swap matured on February 28, 2027, coterminous with the maturity of the Revolver. The initial Swap established a fixed interest rate on the first 300,000 of the Company's outstanding borrowings against the Revolver obligation at 3.25%.
On September 29, 2022, the Company terminated the initial Swap. At the time of termination, the fair value of the Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows for the year ended June 30, 2023.
Following the termination of the initial Swap, the Company entered into the Swap agreement with JPMorgan on September 29, 2022. The Swap fixes $300,000 of total $511,500 existing borrowings on the Revolver at the time of the Swap. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap was scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver. The Swap established a fixed interest rate on the first $300,000 of 3.79%.
On September 28, 2023, the Company terminated the Swap. At the time of termination, the fair value of the Swap was an asset of $7,403. The Company received the cash settlement of $7,403 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows for the year ended June 30, 2024.
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
As of June 28, 2024, the fair value of the September 2023 Swap was a liability of $2,436 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During fiscal year 2024, the Company amortized $2,982 of the gains associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Accumulated other comprehensive income.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of June 28, 2024, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
R.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.
On August 13, 2024, the Company entered into a $60,000 committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount rate from a list of the Company’s customers, maintaining a balance of purchased receivables at or below $60,000.
On August 13, 2024, the Company executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900,000, with a temporary reduction in credit availability to $750,000 until the Company meets a minimum consolidated EBITDA level, as defined in the Amendment No. 6 to the Revolver, of $75,000 excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) EAC charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. Refer to exhibit 10.7.6 included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 28, 2024 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 28, 2024 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 28, 2024 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 28, 2024. The effectiveness of our internal control over financial reporting as of June 28, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2024 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
During the fourth quarter ended June 28, 2024, none of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 28, 2024 and June 30, 2023
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended June 28, 2024, June 30, 2023, and July 1, 2022
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 28, 2024, June 30, 2023, and July 1, 2022
Consolidated Statements of Cash Flows for the years ended June 28, 2024, June 30, 2023, and July 1, 2022
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

ITEM 16.         FORM 10-K SUMMARY
None.

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 28, 2024, JUNE 30, 2023, and JULY 1, 2022
(In thousands)
Accounts receivable, Unbilled receivables and costs in excess of billings, allowance for credit losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2024	$1,335	$15,439	$138	$8,276	$8,360
2023	$2,074	$408	$15	$1,132	$1,335
2022	$1,720	$530	$151	$25	$2,074
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2024	$14,785	$2,394	$396	$—	$17,575
2023	$15,349	$906	$(1,470)	$—	$14,785
2022	$15,257	$1,232	$(1,140)	$—	$15,349

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 88, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 13, 2024.

MERCURY SYSTEMS, INC.

By	/s/ DAVID E. FARNSWORTH
David E. Farnsworth EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ WILLIAM L. BALLHAUS	President, Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	August 13, 2024
William L. Ballhaus
/S/ DAVID E. FARNSWORTH	Executive Vice President, Chief Financial Officer (principal financial officer)	August 13, 2024
David E. Farnsworth
/S/ DOUGLAS D. MUNRO	Vice President, Chief Accounting Officer (principal accounting officer)	August 13, 2024
Douglas D. Munro
/S/ ORLANDO P. CARVALHO	Director	August 13, 2024
Orlando P. Carvalho
/S/ GERARD J. DEMURO	Director	August 13, 2024
Gerard J. DeMuro
/S/ LISA S. DISBROW	Director	August 13, 2024
Lisa S. Disbrow
/S/ ROGER A. KRONE	Director	August 13, 2024
Roger A. Krone
/S/ HOWARD L. LANCE	Director	August 13, 2024
Howard L. Lance
/S/ BARRY R. NEARHOS	Director	August 13, 2024
Barry R. Nearhos
/S/ SCOTT OSTFELD	Director	August 13, 2024
Scott Ostfeld
/S/ DEBORA A. PLUNKETT	Director	August 13, 2024
Debora A. Plunkett

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.1.6	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 29, 2021)
3.2	Bylaws, amended and restated, effective as of October 26, 2022 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on October 28, 2022)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
10.1*	2024 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed May 8, 2024)
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
10.7.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.7.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.7.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.7.4
Amendment No. 4 to Credit Agreement, dated February 28, 2022, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2022)

10.7.5
Amendment No. 5 to Credit Agreement, dated November 7, 2023, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 7, 2023)

10.7.6
Amendment No. 6 to Credit Agreement, dated August 13, 2024, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 13, 2024)

10.8*
Form of Severance Benefits Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2019)

10.9
Employment Agreement, dated August 15, 2023, between the Company and William L. Ballhaus (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 15, 2023)

10.10*	Letter Agreement, dated June 20, 2023, between the Company and David E. Farnsworth (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 29, 2023)
10.11*
Letter Agreement, dated September 15, 2021, between the Company and Charles R. Wells, IV (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report for the fiscal quarter ended March 29, 2024)

10.12*
Separation Agreement, dated January 12, 2024, between the Company and Christine F. Harbison (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report for the fiscal quarter ended March 29, 2024)

10.13*
First Amendment to Restricted Stock Award Agreement Granted to Christine Harbison under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report for the fiscal quarter ended March 29, 2024)

10.14*
First Amendment to Performance Restricted Stock Award Agreement Granted to Christine Harbison under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report for the fiscal quarter ended March 29, 2024)

10.15*	Deferred Compensation Matching Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
10.16*	Deferred Compensation Matching Plan Adoption Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
19.1†	Insider Trading Policy
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Compensation Recoupment Policy

ITEM NO.	DESCRIPTION OF EXHIBIT
101†	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.