Form 10-Q
period 2024-09-27
MERCURY SYSTEMS INC
filed 2024-11-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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

Shares of Common Stock outstanding as of October 31, 2024: 59,632,512 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 27, 2024	June 28, 2024
Assets
Current assets:
Cash and cash equivalents	$158,123	$180,521
Accounts receivable, net of allowance for credit losses of $1,989 and $2,020 at September 27, 2024 and June 28, 2024, respectively	124,546	111,441
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 and $6,340 at September 27, 2024 and June 28, 2024, respectively	298,270	304,029
Inventory	351,088	335,300
Prepaid expenses and other current assets	22,289	22,493
Total current assets	954,316	953,784
Property and equipment, net	105,059	110,353
Goodwill	938,093	938,093
Intangible assets, net	239,306	250,512
Operating lease right-of-use assets, net	58,359	60,860
Deferred tax assets	66,362	58,612
Other non-current assets	7,486	6,691
Total assets	$2,368,981	$2,378,905
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,741	$81,068
Accrued expenses	42,548	42,926
Accrued compensation	18,098	36,398
Income taxes payable	1,115	109
Deferred revenues and customer advances	96,292	73,915
Total current liabilities	232,794	234,416
Income taxes payable	7,713	7,713
Long-term debt	591,500	591,500
Operating lease liabilities	59,798	62,584
Other non-current liabilities	17,335	9,917
Total liabilities	909,140	906,130
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 58,454,728 and 58,093,528 shares issued and outstanding at September 27, 2024 and June 28, 2024, respectively	584	581
Additional paid-in capital	1,253,249	1,242,402
Retained earnings	202,274	219,799
Accumulated other comprehensive income	3,734	9,993
Total shareholders’ equity	1,459,841	1,472,775
Total liabilities and shareholders’ equity	$2,368,981	$2,378,905

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	September 27, 2024	September 29, 2023
Net revenues	$204,431	$180,991
Cost of revenues	152,641	130,464
Gross margin	51,790	50,527
Operating expenses:
Selling, general and administrative	33,153	35,794
Research and development	18,383	31,872
Amortization of intangible assets	11,235	12,547
Restructuring and other charges	2,260	9,546
Acquisition costs and other related expenses	177	969
Total operating expenses	65,208	90,728
Loss from operations	(13,418)	(40,201)
Interest income	544	103
Interest expense	(8,906)	(7,863)
Other expense, net	(1,339)	(1,774)
Loss before income tax benefit	(23,119)	(49,735)
Income tax benefit	(5,594)	(13,027)
Net loss	$(17,525)	$(36,708)
Basic net loss per share	$(0.30)	$(0.64)
Diluted net loss per share	$(0.30)	$(0.64)

Weighted-average shares outstanding:
Basic	58,260	57,105
Diluted	58,260	57,105

Comprehensive loss:
Net loss	$(17,525)	$(36,708)
Change in fair value of derivative instruments, net of tax	(5,885)	1,742
Foreign currency translation adjustments	(320)	420
Pension benefit plan, net of tax	(54)	(56)
Total other comprehensive (loss) income, net of tax	(6,259)	2,106
Total comprehensive loss	$(23,784)	$(34,602)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended September 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	235	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	126	1	4,511	—	—	4,512
Stock-based compensation	—	—	6,338	—	—	6,338
Net loss	—	—	—	(17,525)	—	(17,525)
Other comprehensive loss	—	—	—	—	(6,259)	(6,259)
Balance at September 27, 2024	58,455	$584	$1,253,249	$202,274	$3,734	$1,459,841

	For the First Quarter Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	187	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	125	1	4,637	—	—	4,638
Stock-based compensation	—	—	4,091	—	—	4,091
Net loss	—	—	—	(36,708)	—	(36,708)
Other comprehensive income	—	—	—	—	2,106	2,106
Balance at September 29, 2023	57,274	$573	$1,205,573	$320,731	$13,935	$1,540,812

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net loss	$(17,525)	$(36,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,220	22,692
Stock-based compensation expense	6,092	4,117
Stock-based matching contributions on defined contribution plan	4,432	4,841
Benefit for deferred income taxes	(7,847)	(12,795)
Provision for bad debt	218	36
Other non-cash items	2,707	150
Cash settlement for termination of interest rate swap	—	7,403
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(6,148)	27,046
Inventory	(13,907)	(27,630)
Prepaid income taxes	(63)	(765)
Prepaid expenses and other current assets	1,982	(1,813)
Other non-current assets	1,840	2,315
Accounts payable, accrued expenses, and accrued compensation	(27,004)	(13,020)
Deferred revenues and customer advances	21,239	1,760
Income taxes payable	978	(13,863)
Other non-current liabilities	(2,874)	(2,834)
Net cash used in operating activities	(14,660)	(39,068)
Cash flows from investing activities:
Purchases of property and equipment	(6,236)	(8,015)
Net cash used in investing activities	(6,236)	(8,015)
Cash flows from financing activities:
Borrowings under credit facilities	—	65,000
Payments of deferred financing and offering costs	(2,249)	—
Net cash (used in) provided by financing activities	(2,249)	65,000
Effect of exchange rate changes on cash and cash equivalents	747	(111)
Net (decrease) increase in cash and cash equivalents	(22,398)	17,806
Cash and cash equivalents at beginning of period	180,521	71,563
Cash and cash equivalents at end of period	$158,123	$89,369
Cash paid (received) during the period for:
Interest	$8,898	$6,417
Income taxes (refunded) paid, net	$(923)	$14,568
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$3,300	$6,192
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 28, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2024. The results for the first quarter ended September 27, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2025 are to the quarter ended September 27, 2024. There were 13 weeks during the first quarters ended September 27, 2024 and September 29, 2023, respectively.
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
ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”), pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that the Company is not obligated to sell any receivables and the party has no obligation to purchase any receivables from the Company. Pursuant to the RPA, the party may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. Factoring under the RPA Agreement is treated as a true sale of accounts receivable by the Company. The Company has continued involvement in servicing accounts receivable under the RPA, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600. On June 21, 2023, the Company further amended the RPA to increase the capacity from $30,600 to $60,000. On August 13, 2024, the Company terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.
On August 13, 2024, the Company entered into a $60,000 committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60,000. Under the RPSA, a portion of the factored receivables is paid by the counterparty in cash and classified as a deferred purchase price receivable, which is paid as receivables are collected by the Company.
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash Flows attributable to factored receivables are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss.
The Company had $43,659 and $362 of factored accounts receivables and factoring fees, respectively, for the first quarter ended September 27, 2024. At September 27, 2024, the Company had $18,835 of factored receivables included in Accounts receivable, net allowance for credit losses on Consolidated Balance Sheet. The Company had $28,826 and $308 of factored accounts receivables and factoring fees, respectively, for the first quarter ended September 29, 2023.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of September 27, 2024.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 45% and 42% of revenues for the first quarters ended September 27, 2024 and September 29, 2023, respectively.

The Company also engages in contracts for development, production and service activities and recognizes revenue for performance obligations over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated solutions and related services. Over time contracts include both fixed-price and cost reimbursable contracts. The Company’s cost reimbursable contracts typically include cost-plus fixed fee and time and material contracts.
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

	First Quarters Ended
(In thousands, except per share data)	September 27, 2024	September 29, 2023
Loss from operations	$(8,293)	$(16,463)
Net loss (1)	$(6,054)	$(12,018)
Diluted net loss per share	$(0.10)	$(0.21)
Diluted Shares	58,260	57,105
(1) Federal and state statutory rate of 27%
Total revenue recognized over time was 55% and 58% of total revenues for the first quarters ended September 27, 2024 and September 29, 2023, respectively.
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
The contract asset balances were $298,270 and $304,029 as of September 27, 2024 and June 28, 2024, respectively. The contract asset balance decreased due to $117,865 of billings, offset by revenue recognized under over time contracts of $112,106 during the first quarter ended September 27, 2024. The contract liability balances were $96,859 and $74,367 as of September 27, 2024 and June 28, 2024, respectively. The contract liability increased due to a higher volume of milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized for the first quarter ended September 27, 2024 that was included in the contract liability balance at June 28, 2024 was $26,411. Revenue recognized for the first quarter ended September 29, 2023 that was included in the contract liability balance at June 30, 2023 was $21,015.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $765,775. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at June 28, 2024	$5,721
Accruals for warranties issued during the period	97
Settlements made during the period	(998)
Balance at September 27, 2024	$4,820
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Basic weighted-average shares outstanding	58,260	57,105
Effect of dilutive equity instruments	—	—
Diluted weighted-average shares outstanding	58,260	57,105
Equity instruments to purchase 2,694 and 1,912 shares of common stock were not included in the calculation of diluted net loss per share for the first quarters ended September 27, 2024 and September 29, 2023, respectively, because the equity instruments were anti-dilutive.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Company has evaluated all issued accounting pronouncements and determined there were no recently adopted accounting pronouncements.

C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of September 27, 2024:

	Fair Value Measurements
	September 27, 2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$9,628	$—	$9,628	$—
Total	$9,628	$—	$9,628	$—
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
During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of September 27, 2024, the fair value of the September 2023 Swap was a liability of $9,628 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets. As of June 28, 2024, the fair value of the September 2023 Swap was a liability of $2,436 and was included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of June 28, 2024:

	Fair Value Measurements
	June 28, 2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2,436	$—	$2,436	$—
Total assets measured at fair value	$2,436	$—	$2,436	$—
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates.
Refer to Note M for further information regarding the September 2023 Swap.
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

	As of
	September 27, 2024	June 28, 2024
Raw materials	$206,986	$200,501
Work in process	124,321	118,060
Finished goods	19,781	16,739
Total	$351,088	$335,300

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
The Company also assesses potential triggering events during interim reporting periods. During the first quarter ended September 27, 2024, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.
F.Restructuring
During the first quarter ended September 27, 2024, the Company incurred $2,260 of severance costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 28, 2024	$8,758
Restructuring charges	2,260
Cash paid	(6,185)
Balance at September 27, 2024	$4,833
G.Income Taxes
The Company recorded an income tax benefit of $5,594 and $13,027 on a loss before income taxes of $23,119 and $49,735 for the first quarters ended September 27, 2024 and September 29, 2023, respectively.
During the first quarters ended September 27, 2024 and September 29, 2023, the Company recognized a tax provision of $219 and $1,215 related to stock compensation shortfalls, respectively.
The effective tax rate for the first quarter ended September 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes. The effective tax rate for the first quarter ended September 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits and state taxes.

The Company continues to maintain a valuation allowance on the majority of its foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be recognized.
H.Debt
REVOLVING CREDIT FACILITY
The Company maintains a 5-year revolving credit facility (the "Revolver") with a maturity extended to February 28, 2027. As of September 27, 2024, the Company's outstanding balance of unamortized deferred financing costs was $5,108, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 amendment to the Revolver.
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
On August 13, 2024, the Company executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900,000, with a temporary reduction in credit availability to $750,000 until the Company meets a minimum consolidated EBITDA level, as defined in the Amendment No. 6 to the Revolver. In conjunction with Amendment No. 6 to the Revolver, the Company incurred $2,249 of new deferred financing costs that will be amortized over the remaining term of the Revolver. As part of the amendment, the Company wrote off $714 of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Refer to exhibit 10.7.6 on Form 10-K filed by the Company with the SEC on August 13, 2024.
During the first quarter ended September 27, 2024, the Company made no additional borrowings. As of September 27, 2024, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $591,500 against the Revolver, resulting in interest expense of $8,906 for the first quarter ended September 27, 2024. The borrowing capacity as defined under the Revolver as of September 27, 2024 is approximately $750,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $753 as of September 27, 2024.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 27, 2024 was a net liability of $5,383, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $232 and $207 associated with the Plan and a net loss of $54 and $56 in AOCI during the first quarters ended September 27, 2024 and September 29, 2023, respectively. The Company's total expected employer contributions to the Plan during fiscal 2025 are $959.

401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,981 and $2,901 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheets at September 27, 2024 and June 28, 2024, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the first quarter ended September 27, 2024, the Company recognized share-based matching contributions related to the 401(k) plan of $4,432, as compared to $4,841 during the first quarter ended September 29, 2023.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and for calendar year 2024, will match participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash deferral credited to participants’ account balances). The Company’s matching obligation for 2024 is subject to the satisfaction of a financial performance condition for the Company's four fiscal quarters corresponding to the 2024 calendar year. Participant deferrals under the plan are held in a Rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of September 27, 2024, the Company held assets under the rabbi trust of $183, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $183. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the first quarter ended September 27, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the Rabbi trust. The nonqualified deferred compensation plan was not in place as of the first quarter ended September 29, 2023.

J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At September 27, 2024, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The shares authorized for issuance under the 2018 Plan will continue to be increased by any future cancellations, forfeitures or terminations of awards under the 2005 Plan. The foregoing does not affect any outstanding awards under the 2005 Plan, which remain in full force and effect in accordance with their terms. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,091 available shares for future grant under the 2018 Plan at September 27, 2024.
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
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares issued under the 1997 ESPP during the first quarter ended September 29, 2023.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. As of September 27, 2024, no shares have been issued under the 2024 ESPP.
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
The following table summarizes activity of the Company's stock option plans since June 28, 2024:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 27, 2024
Outstanding at June 28, 2024	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at September 27, 2024	934	$12.71	$45.00	3.45	—
Exercisable at September 27, 2024	—	$—	$—	—	—
There were no options vested or exercised during the first quarter ended September 27, 2024. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 27, 2024, there was $8,360 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 2.45 years from September 27, 2024. There were no stock options granted during fiscal year ended June 28, 2024.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 28, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2024	1,526	$41.35
Granted	895	40.08
Vested	(235)	44.61
Forfeited	(63)	44.18
Outstanding at September 27, 2024	2,123	$40.31

STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $715 and $456 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended September 27, 2024 and June 28, 2024, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Cost of revenues	$113	$816
Selling, general and administrative	4,611	1,761
Research and development	1,368	1,540
Stock-based compensation expense before tax	6,092	4,117
Income taxes (1)	(1,645)	(1,112)
Stock-based compensation expense, net of income taxes	$4,447	$3,005
(1) Federal and state statutory rate of 27%
K.Operating Segment, Geographic Information and Significant Customers
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
FIRST QUARTER ENDED SEPTEMBER 27, 2024
Net revenues to unaffiliated customers	$192,660	$11,771	$—	$—	$204,431
Inter-geographic revenues	2,055	2,819	—	(4,874)	—
Net revenues	$194,715	$14,590	$—	$(4,874)	$204,431
FIRST QUARTER ENDED SEPTEMBER 29, 2023
Net revenues to unaffiliated customers	$171,881	$9,104	$6	$—	$180,991
Inter-geographic revenues	1,719	92	—	(1,811)	—
Net revenues	$173,600	$9,196	$6	$(1,811)	$180,991
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

In recent years, the Company completed a series of acquisitions that changed its technological capabilities, applications and end markets. As these acquisitions and changes occurred, the Company's proportion of revenue derived from the sale of components in different technological areas, and modules, sub-assemblies and integrated solutions which combine technologies into more complex diverse products has shifted. The following tables present revenue consistent with the Company's strategy of expanding its technological capabilities and program content. As additional information related to the Company’s products by end user, application, product grouping and/or platform is attained, the categorization of these products can vary over time. When this occurs, the Company reclassifies revenue by end user, application, product grouping and/or platform for prior periods. Such reclassifications typically do not materially change the underlying trends of results within each revenue category.
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Domestic(1)	$161,194	$146,467
International/Foreign Military Sales(2)	43,237	34,524
Total Net Revenue	$204,431	$180,991
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
The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Radar(1)	$33,749	$26,703
Electronic Warfare(2)	26,346	24,466
Other Sensor & Effector(3)	26,366	21,166
Total Sensor & Effector	86,461	72,335
C4I(4)	85,280	90,238
Other(5)	32,690	18,418
Total Net Revenue	$204,431	$180,991
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Components(1)	$44,864	$37,509
Modules and Sub-assemblies(2)	45,822	37,533
Integrated Solutions(3)	113,745	105,949
Total Net Revenue	$204,431	$180,991
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

The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	September 27, 2024	September 29, 2023
Airborne(1)	$90,490	$104,716
Land(2)	34,314	25,703
Naval(3)	20,653	21,143
Space(4)	15,359	6,063
Other(5)	43,615	23,366
Total Net Revenues	$204,431	$180,991
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
(4) Space platform includes products that relate to personnel, equipment or pieces of equipment designed for space operations.
(5) All platforms other than Airborne, Land, Naval, or Space.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
September 27, 2024	$103,176	$1,883	$105,059
June 28, 2024	$107,655	$2,698	$110,353
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	September 27, 2024	September 29, 2023
L3Harris	12%	12%
Lockheed Martin Corporation	11%	13%
RTX Corporation	*	11%
	23%	36%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended September 27, 2024 and September 29, 2023.
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

On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to the Company that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. The Company subsequently delivered a letter to NTS outlining the deficiencies in their claim and reiterated that the Company is not obligated to tender a substantive response to their demand without first having received the responsive information requested in connection with the meet and confer session. In April 2024, counsel for NTS sent additional communications on their demand that the Company participate in their environmental monitoring and remediation planning, and in May 2024, the Company responded with a rebuttal of the allegations. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by MassDEP since the Company's response was provided in November 2021. It is too early to determine what responsibility, if any, Mercury may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from the positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In the notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and an arbitration trial that was initially scheduled for mid-December 2024 has been rescheduled to late March 2025. On March 25, 2024, the arbitrator denied Mr. Aslett's motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. The Company intends to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company’s favor, the Company may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $14,100, based on the closing price of the Company's common stock on June 26, 2023, for accelerated equity vesting, severance, and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include Mr. Aslett's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $14,100, plus costs and attorneys’ fees, interest and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, Mercury filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and Mercury filed its reply on September 30, 2024. On October 17, 2024, Mercury received a shareholder derivative demand alleging the same claims as those covered in the federal securities class action. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the Company's former Chief Executive Officer, and Mr. Ruppert, the Company's former Chief Financial Officer, Mr. Ballhaus, the Company's current Chief Executive Officer, and Mr. Farnsworth, the Company's current Chief Financial officer, are indemnified by the

Company for this matter. The Company believes the claims in the complaints are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. The Company believes the claims in the complaints are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
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
PURCHASE COMMITMENTS
As of September 27, 2024, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $120,574.
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
As of September 27, 2024, the fair value of the September 2023 Swap was a liability of $9,628 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the first quarter ended September 27, 2024, the Company amortized a total of $881 of the gain associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Other comprehensive loss.

The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of September 27, 2024, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of September 27, 2024, we had 2,369 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to embrace diversity company-wide and realize the benefits of a diverse workforce that includes a greater variety of solutions to problems, a broader collection of skills and experiences and an array of viewpoints to consider. We are strongly focused on providing an inclusive environment that respects the diversity of the world. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diversity of thought, experience and culture. Our diversity and inclusion initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. We believe that these values will help our employees realize their full potentials at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended September 27, 2024 were $204.4 million, ($17.5) million, ($0.30), $0.04, and $21.5 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the first quarters ended September 27, 2024 and September 29, 2023, respectively. The results for the first quarter ended September 27, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter ended September 27, 2024 compared to the first quarter ended September 29, 2023
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	September 27, 2024	As a % of Total Net Revenue	September 29, 2023	As a % of Total Net Revenue
Net revenues	$204,431	100.0%	$180,991	100.0%
Cost of revenues	152,641	74.7	130,464	72.1
Gross margin	51,790	25.3	50,527	27.9
Operating expenses:
Selling, general and administrative	33,153	16.2	35,794	19.8
Research and development	18,383	9.0	31,872	17.6
Amortization of intangible assets	11,235	5.5	12,547	6.9
Restructuring and other charges	2,260	1.1	9,546	5.3
Acquisition costs and other related expenses	177	0.1	969	0.5
Total operating expenses	65,208	31.9	90,728	50.1
Loss from operations	(13,418)	(6.6)	(40,201)	(22.2)
Interest income	544	0.3	103	0.1
Interest expense	(8,906)	(4.4)	(7,863)	(4.4)
Other expense, net	(1,339)	(0.6)	(1,774)	(1.0)
Loss before income tax benefit	(23,119)	(11.3)	(49,735)	(27.5)
Income tax benefit	(5,594)	(2.7)	(13,027)	(7.2)
Net loss	$(17,525)	(8.6)%	$(36,708)	(20.3)%
REVENUES
Total revenues increased $23.4 million, or 13.0%, to $204.4 million during the first quarter ended September 27, 2024, as compared to $181.0 million during the first quarter ended September 29, 2023. Revenues increased year over year as we pivoted our resources in fiscal 2024 to executing on our program base, including progress toward full rate production of our common processing architecture. As a result, we are experiencing a temporary volume shift in our total revenue, including our point in time revenue and over time revenue which increased by approximately $16.0 million and $7.4 million, respectively. Over time revenue represented 55% of total revenues during the first quarter ended September 27, 2024, as compared to 58% of total revenues during the first quarter ended September 29, 2023.
Revenue increases were driven by the modules and sub-assemblies, integrated solutions, and components product groupings which increased $8.3 million, $7.8 million and $7.4 million, respectively during the first quarter ended September 27, 2024 when compared to the prior period. The increase in total revenue was primarily driven by the other, radar, other sensor and effector, and electronic warfare end applications with increases of $14.3 million, $7.0 million, $5.2 million, and $1.9 million respectively, partially offset by a decrease to C4I end applications of $5.0 million. The increase in total revenue was also driven by higher Other, Space, and Land platforms of $20.2 million, $9.3 million and $8.6 million, respectively, partially offset by decreases to Airborne and Naval platforms of $14.2 million and $0.5 million, respectively. The largest program increases were related to a strategic weapons program, a secure processing program, and MH-60R/S, partially offset by decreases in the F-35, AARGM, and CH-53K programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for the first quarters ended September 27, 2024 or September 29, 2023.

GROSS MARGIN
Gross margin was 25.3% for the first quarter ended September 27, 2024, a decrease of 260 basis points from the 27.9% gross margin realized during the first quarter ended September 29, 2023. The lower gross margin was driven primarily by higher manufacturing adjustments and inventory reserves of $11.2 million, partially offset by net EAC change impact on our programs recognized over time of approximately $8.3 million recorded in the quarter, an incremental improvement of approximately $8.2 million, or 500 basis points, when compared to the prior period.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	First Quarters Ended
(in thousands)	September 27, 2024	September 29, 2023
Gross favorable	$7,774	$6,335
Gross unfavorable	(16,067)	(22,798)
Net impact of changes in estimates	$(8,293)	$(16,463)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, including impact of contract amendments factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $2.6 million, or 7.4%, to $33.2 million during the first quarter ended September 27, 2024, as compared to $35.8 million in the first quarter ended September 29, 2023. The decrease was primarily driven by the savings from reductions in force initiated in fiscal 2024, resulting in lower compensation costs including $5.0 million of salary and benefit expense as well as lower software licensing fees of $1.2 million, and lower directors fees of $0.5 million. These decreases were partially offset by higher stock-based compensation of $2.9 million.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $13.5 million, or 42.3%, to $18.4 million during the first quarter ended September 27, 2024, as compared to $31.9 million during the first quarter ended September 29, 2023. The decrease during the first quarter ended September 27, 2024 was primarily driven by the savings from reductions in force initiated in fiscal 2024, reducing headcount by approximately 130, resulting in lower expense of $10.0 million as well as decreased spend on equipment, supplies, and outside services of $3.8 million.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $1.3 million to $11.2 million during the first quarter ended September 27, 2024, as compared to $12.5 million during the first quarter ended September 29, 2023, primarily due to various developed technology and customer relationship intangibles being fully amortized in fiscal 2024.
RESTRUCTURING AND OTHER CHARGES
We incurred $2.3 million of restructuring and other charges during the first quarter ended September 27, 2024, as compared to $9.5 million during the first quarter ended September 29, 2023. Restructuring and other charges during the first quarter ended September 27, 2024 are primarily related to severance related charges. Restructuring and other charges during the first quarter ended September 29, 2023 includes $9.5 million of severance costs related to a workforce reduction that eliminated approximately 150 positions.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses during the first quarter ended September 27, 2024. The acquisition costs and other related expenses during the first quarter ended September 29, 2023 includes $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors.

INTEREST EXPENSE
We incurred $8.9 million of interest expense during the first quarter ended September 27, 2024, as compared to $7.9 million during the first quarter ended September 29, 2023. The increase was driven by a higher interest rate and higher average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $1.3 million during the first quarter ended September 27, 2024, as compared to $1.8 million during the first quarter ended September 29, 2023. The first quarter ended September 27, 2024 includes $2.3 million of financing costs, $0.5 million of consulting costs, and $0.2 million securities class action expenses, partially offset by $1.5 million net foreign currency translation gains and $0.2 million of other income. The first quarter ended September 29, 2023 includes net foreign currency translation losses of $1.0 million, financing costs and litigation and settlement expenses of $0.5 million, partially offset by other income of $0.3 million.
INCOME TAXES
We recorded an income tax benefit of $5.6 million and $13.0 million on a loss before income taxes of $23.1 million and $49.7 million for the first quarters ended September 27, 2024 and September 29, 2023, respectively.
During the first quarters ended September 27, 2024 and September 29, 2023, we recognized a tax provision of $0.2 million and $1.2 million related to stock compensation shortfalls, respectively.
The effective tax rate for the first quarters ended September 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation and state taxes. The effective tax rate for the first quarter ended September 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits and state taxes.
We continue to maintain a valuation allowance on the majority of our foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We have experienced growth in our working capital balances and, in particular, related to unbilled receivables and inventory over the last several years. As we receive follow-on production awards, we believe that both unbilled receivables and inventory is expected to convert to cash reducing our working capital balances.
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
On August 13, 2024, we executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million.
During the first quarter ended September 27, 2024, we did not have any additional borrowings or repayments. As of September 27, 2024, the Company was in compliance with all covenants and conditions under the Revolver and expects to be within our covenant and conditions for the remainder of the year. The borrowing capacity as defined under the Revolver as of September 27, 2024 is approximately $750.0 million, less outstanding borrowings of $591.5 million.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”), pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA is an uncommitted arrangement such that we are not obligated to sell any receivables and the party has no obligation to purchase any receivables from us. Pursuant to the RPA, the party may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA has an indefinite term and the agreement remains in effect until it is terminated by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA to increase the capacity from $30.6 million to $60.0 million. On August 13, 2024, we terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $43.7 million and $0.4 million, respectively, for the first quarter ended September 27, 2024. We received $18.8 million of factoring proceeds on the first business day of the second quarter that were outstanding as of September 27, 2024. The $18.8 million was included in Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheet as of September 27, 2024. We factored accounts receivable and incurred factoring fees of approximately $28.8 million and $0.3 million respectively, for the first quarter ended September 29, 2023.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	September 27, 2024	September 29, 2023
Net cash used in operating activities	$(14,660)	$(39,068)
Net cash used in investing activities	$(6,236)	$(8,015)
Net cash (used in) provided by financing activities	$(2,249)	$65,000
Net (decrease) increase in cash and cash equivalents	$(22,398)	$17,806
Cash and cash equivalents at end of period	$158,123	$89,369
Our cash and cash equivalents decreased by $22.4 million from June 28, 2024 to September 27, 2024, as the result of $14.7 million of cash used in operating activities, $6.2 million invested in purchases of property and equipment, and $2.2 million of cash paid in deferred financing and offering costs.

Operating Activities
During the first quarter ended September 27, 2024, we had an outflow of $14.7 million in cash from operating activities compared to a $39.1 million outflow during the first quarter ended September 29, 2023. The lower outflow during the first quarter ended September 27, 2024 was primarily due to a higher inflow from deferred revenues and customer advances of $19.5 million, a lower net loss of $19.2 million, an income tax refund received of $1.0 million as compared to income tax payments of $13.9 million during the first quarter ended September 29, 2023, and a $13.7 million reduced outflow of inventory. This activity was partially offset by a $6.1 million outflow from accounts receivable, unbilled receivables and costs in excess of billings as compared to a $27.0 million inflow during the first quarter ended September 29, 2023 and a $14.0 million higher outflow from accounts payable, accrued expenses, and accrued compensation. The first quarter ended September 29, 2023 also included a $7.4 million inflow from the cash settlement for the termination of the interest rate swap.
Investing Activities
During the first quarter ended September 27, 2024, we invested $6.2 million, a decrease of $1.8 million, as compared to $8.0 million during the first quarter ended September 29, 2023 due to lower purchases of property and equipment.
Financing Activities
During the first quarter ended September 27, 2024, we had no additional borrowings on our Revolver as compared to $65.0 million of borrowings during the first quarter ended September 29, 2023. The first quarter ended September 27, 2024, included $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 27, 2024:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$120,574	$120,574	$—	$—	$—
Operating leases	85,590	15,455	27,035	22,762	20,338
	$206,164	$136,029	$27,035	$22,762	$20,338
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $120.6 million at September 27, 2024.
We have a liability at September 27, 2024 of $7.7 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income, adjusted EPS, and free cash flow.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	September 27, 2024	September 29, 2023
Net loss	$(17,525)	$(36,708)
Other non-operating adjustments, net	(1,735)	731
Interest expense, net	8,362	7,760
Income tax benefit	(5,594)	(13,027)
Depreciation	9,985	10,145
Amortization of intangible assets	11,235	12,547
Restructuring and other charges	2,260	9,546
Impairment of long-lived assets	—	—
Acquisition, financing and other third party costs	2,331	1,332
Fair value adjustments from purchase accounting	177	177
Litigation and settlement expense, net	1,394	503
Stock-based and other non-cash compensation expense	10,560	8,951
Adjusted EBITDA	$21,450	$1,957
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

The following table reconciles net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted (loss) income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	September 27, 2024		September 29, 2023
Net loss and loss per share	$(17,525)	$(0.30)	$(36,708)	$(0.64)
Other non-operating adjustments, net	(1,735)		731
Amortization of intangible assets	11,235		12,547
Restructuring and other charges	2,260		9,546
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	2,331		1,332
Fair value adjustments from purchase accounting	177		177
Litigation and settlement expense, net	1,394		503
Stock-based and other non-cash compensation expense	10,560		8,951
Impact to income taxes(1)	(6,253)		(10,758)
Adjusted income (loss) and adjusted earnings (loss) per share(2)	$2,444	$0.04	$(13,679)	$(0.24)

Diluted weighted-average shares outstanding		58,585		57,105

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share or Adjusted loss per share is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the first quarters ended September 27, 2024 and September 29, 2023.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	September 27, 2024	September 29, 2023
Net cash used in operating activities	$(14,660)	$(39,068)
Purchase of property and equipment	(6,236)	(8,015)
Free cash flow	$(20,896)	$(47,083)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 28, 2024 to September 27, 2024.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2024. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 19, 2023, our Board of Directors received notice of our former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. We dispute these claims and maintain that he resigned without good reason. On September 19, 2023, our former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023, and an arbitration trial that was initially scheduled for mid-December 2024 has been rescheduled to late March 2025. On March 25, 2024, the arbitrator denied Mr. Aslett’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration trial. We intend to contest vigorously the claims under the CIC Agreement and believe that we have strong arguments that our former CEO’s claims lack merit. If the arbitrator rules in our favor, we may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, we could be liable for up to approximately $14.1 million, based on the closing price of our common stock on June 26, 2023, for accelerated equity vesting, severance and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include Mr. Aslett's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. We categorically deny any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that we will incur a liability in this matter, and we estimate the potential range of exposure from $0 to $14.1 million, plus costs and attorneys’ fees, interest, and compensation to our former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against us, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of our stock from December 7, 2020, through June 23, 2023. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. We filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and we filed our reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, Mercury filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17th, and Mercury filed our reply on September 30th. On October 17, 2024, Mercury received a shareholder derivative demand alleging the same claims as those covered in the federal securities class action. Subject to the terms of our by-laws and applicable Massachusetts law, Mr. Aslett, our former Chief Executive Officer, Mr. Ruppert, our former Chief Financial Officer, Mr. Ballhaus, our current Chief Executive Officer, and Mr. Farnsworth, our current Chief Financial officer, are indemnified by us for this matter. We believe the claims in the complaints are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, we will have for this matter.
On January 31, 2024, a former employee at our Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. We believe the claims in the complaints are without merit and intend to defend our self vigorously. It is too early to determine what responsibility, if any, Mercury will have for this matter.
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. There has been no changes from the factors disclosed in our 2024 Annual Report on Form 10-K filed on August 13, 2024, although we may disclose additional changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 5.     OTHER INFORMATION
During the first quarter ended September 27, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	Separation Agreement, dated January 25, 2024, between the Company and Christopher C. Cambria

10.2*	First Amendment to Restricted Stock Award Agreements Granted to Christopher C. Cambria on August 16, 2021 and February 15, 2022

10.3*	First Amendment to Performance Restricted Stock Award Agreement Granted to Christopher C. Cambria on August 16, 2021 and February 15, 2022

10.4*	First Amendment to Restricted Stock Award Agreement Granted to Christopher C. Cambria on August 17, 2023

10.5*	First Amendment to Performance Restricted Stock Award Agreement Granted to Christopher C. Cambria on August 17, 2023

10.6*	Separation Agreement, dated February 15, 2024, between the Company and Allen Couture

10.7*	First Amendment to Restricted Stock Award Agreement Granted to Allen Couture on October 17, 2022

10.8*	First Amendment to Performance Restricted Stock Award Agreement Granted to Allen Couture on October 17, 2022

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 5, 2024.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer