Form 10-Q
period 2024-12-27
MERCURY SYSTEMS INC
filed 2025-02-04
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
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

Shares of Common Stock outstanding as of January 31, 2025: 59,681,157 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 27, 2024	June 28, 2024
Assets
Current assets:
Cash and cash equivalents	$242,565	$180,521
Accounts receivable, net of allowance for credit losses of $1,951 and $2,020 at December 27, 2024 and June 28, 2024, respectively	104,491	111,441
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 and $6,340 at December 27, 2024 and June 28, 2024, respectively	278,657	304,029
Inventory	344,415	335,300
Prepaid expenses and other current assets	20,556	22,493
Total current assets	990,684	953,784
Property and equipment, net	111,459	110,353
Goodwill	938,093	938,093
Intangible assets, net	226,142	250,512
Operating lease right-of-use assets, net	56,525	60,860
Deferred tax assets	71,712	58,612
Other non-current assets	6,840	6,691
Total assets	$2,401,455	$2,378,905
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,778	$81,068
Accrued expenses	40,471	42,926
Accrued compensation	32,015	36,398
Income taxes payable	306	109
Deferred revenues and customer advances	135,963	73,915
Total current liabilities	273,533	234,416
Income taxes payable	7,713	7,713
Long-term debt	591,500	591,500
Operating lease liabilities	57,805	62,584
Other non-current liabilities	10,628	9,917
Total liabilities	941,179	906,130
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 58,660,201 and 58,093,528 shares issued and outstanding at December 27, 2024 and June 28, 2024, respectively	587	581
Additional paid-in capital	1,266,926	1,242,402
Retained earnings	184,695	219,799
Accumulated other comprehensive income	8,068	9,993
Total shareholders’ equity	1,460,276	1,472,775
Total liabilities and shareholders’ equity	$2,401,455	$2,378,905

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net revenues	$223,125	$197,463	$427,556	$378,454
Cost of revenues	162,299	165,943	314,940	296,407
Gross margin	60,826	31,520	112,616	82,047
Operating expenses:
Selling, general and administrative	40,501	44,470	73,654	80,264
Research and development	21,368	28,476	39,751	60,348
Amortization of intangible assets	11,154	12,270	22,389	24,817
Restructuring and other charges	40	2	2,300	9,548
Acquisition costs and other related expenses	178	231	355	1,200
Total operating expenses	73,241	85,449	138,449	176,177
Loss from operations	(12,415)	(53,929)	(25,833)	(94,130)
Interest income	406	29	950	132
Interest expense	(8,430)	(8,674)	(17,336)	(16,537)
Other expense, net	(3,865)	(1,148)	(5,204)	(2,922)
Loss before income tax benefit	(24,304)	(63,722)	(47,423)	(113,457)
Income tax benefit	(6,725)	(18,141)	(12,319)	(31,168)
Net loss	$(17,579)	$(45,581)	$(35,104)	$(82,289)

Basic net loss per share	$(0.30)	$(0.79)	$(0.60)	$(1.44)
Diluted net loss per share	$(0.30)	$(0.79)	$(0.60)	$(1.44)

Weighted-average shares outstanding:
Basic	58,561	57,424	58,454	57,314
Diluted	58,561	57,424	58,454	57,314

Comprehensive loss:
Net loss	$(17,579)	$(45,581)	$(35,104)	$(82,289)
Change in fair value of derivative instruments, net of tax	3,777	(5,864)	(2,115)	(4,122)
Foreign currency translation adjustments	603	409	283	829
Deferred compensation and pension benefit plan, net of tax	(46)	(57)	(93)	(113)
Total other comprehensive income (loss), net of tax	4,334	(5,512)	(1,925)	(3,406)
Total comprehensive loss	$(13,245)	$(51,093)	$(37,029)	$(85,695)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 27, 2024	58,455	$584	$1,253,249	$202,274	$3,734	$1,459,841
Issuance of common stock under employee stock incentive plans	57	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	88	1	3,368	—	—	3,369
Stock-based compensation	—	—	8,819	—	—	8,819
Net loss	—	—	—	(17,579)	—	(17,579)
Other comprehensive income	—	—	—	—	4,334	4,334
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276

	For the Second Quarter Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 29, 2023	57,274	$573	$1,205,573	$320,731	$13,935	$1,540,812
Issuance of common stock under employee stock incentive plans	82	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	101	1	3,578	—	—	3,579
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	8,046	—	—	8,046
Net loss	—	—	—	(45,581)	—	(45,581)
Other comprehensive loss	—	—	—	—	(5,512)	(5,512)
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492

	For the Six Months Ended December 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	292	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	214	2	7,879	—	—	7,881
Stock-based compensation	—	—	15,157	—	—	15,157
Net loss	—	—	—	(35,104)	—	(35,104)
Other comprehensive loss	—	—	—	—	(1,925)	(1,925)
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276

	For the Six Months Ended December 29, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	269	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	226	2	8,215	—	—	8,217
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	12,137	—	—	12,137
Net loss	—	—	—	(82,289)	—	(82,289)
Other comprehensive loss	—	—	—	—	(3,406)	(3,406)
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net loss	$(35,104)	$(82,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	42,142	44,885
Stock-based compensation expense	14,054	11,503
Stock-based matching contributions on defined contribution plan	7,860	7,652
Benefit for deferred income taxes	(13,089)	(28,432)
Provision for bad debt	342	5,144
Other non-cash items	1,518	2,122
Cash settlement for termination of interest rate swap	—	7,403
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	31,498	69,715
Inventory	(21,783)	(15,503)
Prepaid income taxes	5	(5,818)
Prepaid expenses and other current assets	2,188	(366)
Other non-current assets	3,583	(2,697)
Accounts payable, accrued expenses, and accrued compensation	(19,816)	(18,173)
Deferred revenues and customer advances	62,163	24,098
Income taxes payable	202	(13,896)
Other non-current liabilities	(4,961)	1,078
Net cash provided by operating activities	70,802	6,426
Cash flows from investing activities:
Purchases of property and equipment	(9,791)	(16,005)
Other investing activities	1,900	—
Net cash used in investing activities	(7,891)	(16,005)
Cash flows from financing activities:
Proceeds from employee stock plans	1,492	3,163
Borrowings under credit facilities	—	105,000
Purchase and retirement of common stock	—	(15)
Payments of deferred financing and offering costs	(2,249)	(1,931)
Net cash (used in) provided by financing activities	(757)	106,217
Effect of exchange rate changes on cash and cash equivalents	(110)	445
Net increase in cash and cash equivalents	62,044	97,083
Cash and cash equivalents at beginning of period	180,521	71,563
Cash and cash equivalents at end of period	$242,565	$168,646
Cash paid (refunded) during the period for:
Interest	$19,237	$16,113
Income taxes (refunded) paid, net	$(398)	$14,881
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$2,644	$6,220
Non-cash investing activity: Inventory transfer to property and equipment, net	$12,675	$—
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 28, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2024. The results for the second quarter and six months ended December 27, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the second quarter of fiscal 2025 are to the quarter ended December 27, 2024. There were 13 weeks during the second quarters ended December 27, 2024 and December 29, 2023, respectively. There were 26 weeks during the six months ended December 27, 2024 and December 29, 2023, respectively.
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
ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”), pursuant to which the Company may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA was an uncommitted arrangement such that the Company was not obligated to sell any receivables and the party had no obligation to purchase any receivables from the Company. Pursuant to the RPA, the party may purchase certain of the Company's customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20,000. The RPA had an indefinite term, with the agreement remaining in effect until termination by either party. Factoring under the RPA was treated as a true sale of accounts receivable by the Company. The Company had continued involvement in servicing accounts receivable under the RPA, but no retained interests related to the factored accounts receivable. On March 14, 2023, the Company amended the RPA to increase the capacity from $20,000 to $30,600. On June 21, 2023, the Company further amended the RPA to increase the capacity from $30,600 to $60,000. On August 13, 2024, the Company terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.
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
The Company had $58,120 factored accounts receivables as of December 27, 2024 and incurred factoring fees of approximately $459 and $821 for the second quarter and six months ended December 27, 2024. The Company had $48,205 factored accounts receivables as of December 29, 2023 and incurred factoring fees of approximately $953 and $1,261 for the second quarter and six months ended December 29, 2023.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of December 27, 2024.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 55% and 50% of revenues for the second quarter and six months ended December 27, 2024, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 47% and 45% of revenues for the second quarters and six months ended December 29, 2023, respectively.
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
Total revenue recognized over time was 45% and 50% of total revenues for the second quarter and six months ended December 27, 2024, respectively. Total revenue recognized over time was 53% and 55% of total revenues for the second quarter and six months ended December 29, 2023, respectively.
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

	Second Quarters Ended		Six Months Ended
(In thousands, except per share data)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Loss from operations	$(4,408)	$(30,651)	$(12,701)	$(47,914)
Net loss(1)	$(3,218)	$(22,375)	$(9,272)	$(34,977)
Diluted net loss per share	$(0.05)	$(0.39)	$(0.16)	$(0.61)
Diluted Shares	58,561	57,424	58,454	57,314
(1) Federal and state statutory rate of 27%
The Company generally does not provide its customers with rights of product return other than those related to assurance warranty provisions that permit repair or replacement of defective goods generally over a period of 12 to 36 months. The Company accrues for anticipated warranty costs upon product shipment. The Company does not consider activities related to such assurance warranties, if any, to be a separate performance obligation. The Company does offer separately priced extended warranties which generally range from 12 to 36 months that are treated as separate performance obligations. The transaction price allocated to extended warranties is recognized over time in proportion to the costs expected to be incurred in satisfying the obligations under the contract.
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
The contract asset balances were $278,657 and $304,029 as of December 27, 2024 and June 28, 2024, respectively. The contract asset balance decreased due to $238,263 of billings, offset by revenue recognized under over time contracts of $212,891 during the six months ended December 27, 2024. The contract liability balances were $136,308 and $74,367 as of December 27, 2024 and June 28, 2024, respectively. The contract liability increased due to a higher volume of milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized for the second quarter and six months ended December 27, 2024 that was included in the contract liability balance at June 28, 2024 was $15,336 and $41,747, respectively. Revenue recognized for the second quarter and six months ended December 29, 2023 that was included in the contract liability balance at June 30, 2023 was $10,228 and $31,243, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $770,011. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at June 28, 2024	$5,721
Accruals for warranties issued during the period	512
Settlements made during the period	(2,115)
Balance at December 27, 2024	$4,118
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Basic weighted-average shares outstanding	58,561	57,424	58,454	57,314
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	58,561	57,424	58,454	57,314
Equity instruments to purchase 2,993 and 2,840 shares of common stock were not included in the calculation of diluted net loss per share for the second quarter and six months ended December 27, 2024, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 2,865 and 2,460 shares of common stock were not included in the calculation of diluted net loss per share for the second quarter and six months ended December 29, 2023, respectively, because the equity instruments were anti-dilutive.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, an amendment of the FASB Accounting Standard Codification. The amendments in this ASU address improvements to disclosures surrounding operating expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, which are all normally included in common expense captions on the face of the income statement. Any expenses remaining in relevant expense captions that are not disaggregated should be accompanied with a qualitative disclosure as to the nature. This ASU is effective for fiscal years beginning after December 15,

2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Company has evaluated all issued accounting pronouncements and determined there were no recently adopted accounting pronouncements.
C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of December 27, 2024:

	Fair Value Measurements
	December 27, 2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3,559	$—	$3,559	$—
Total	$3,559	$—	$3,559	$—
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
During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of December 27, 2024, the fair value of the September 2023 Swap was a liability of $3,559 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets. As of June 28, 2024, the fair value of the September 2023 Swap was a liability of $2,436 and was included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

D.Inventory
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, historical usage, product mix and possible alternative uses. During the six months ended December 27, 2024, the Company reclassified $12,675 of work in process inventory to Property and equipment, net to support broader customer outreach for its technologies and to meet anticipated production demands for its solutions through additional testing capabilities. Inventory was comprised of the following:

	As of
	December 27, 2024	June 28, 2024
Raw materials	$214,529	$200,501
Work in process	113,034	118,060
Finished goods	16,852	16,739
Total	$344,415	$335,300
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
The Company also assesses potential triggering events during interim reporting periods. During the second quarter ended December 27, 2024, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.

F.Restructuring
During the six months ended December 27, 2024, the Company incurred $2,300 of severance costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 28, 2024	$8,758
Restructuring charges	2,300
Cash paid	(9,185)
Balance at December 27, 2024	$1,873
G.Income Taxes
The Company recorded an income tax benefit of $6,725 and $18,141 on a loss before income taxes of $24,304 and $63,722 for the second quarters ended December 27, 2024 and December 29, 2023, respectively. The Company recorded an income tax benefit of $12,319 and $31,168 on a loss before income taxes of $47,423 and $113,457 for the six months ended December 27, 2024, and December 29, 2023, respectively.
During the second quarter and six months ended December 27, 2024, the Company recognized a tax provision of $138 and $357 related to stock compensation shortfalls, respectively, and during the second quarter and six months ended December 29, 2023, the Company recognized a tax provision of $431 and $1,646 related to stock compensation shortfalls respectively.
The effective tax rate for the second quarter and six months ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes. The effective tax rate for the second quarter and six months ended December 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
The Company continues to maintain a valuation allowance on the majority of its foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be recognized.
H.Debt
REVOLVING CREDIT FACILITY
The Company maintains a 5-year revolving credit facility (the "Revolver") with a maturity extended to February 28, 2027. As of December 27, 2024, the Company's outstanding balance of unamortized deferred financing costs was $4,580, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 amendment to the Revolver.
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
During the second quarter and six months ended December 27, 2024, the Company made no borrowings or repayments. As of December 27, 2024, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $591,500 against the Revolver, resulting in interest expense of $8,430 and $17,336 for the second quarter and six months ended December 27, 2024. The borrowing capacity as defined under the Revolver as of December 27, 2024 is approximately $750,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $987 as of December 27, 2024.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 27, 2024 was a net liability of $5,057, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $231 and $208 associated with the Plan and a net loss of $51 and $57 in AOCI during the second quarters ended December 27, 2024 and December 29, 2023, respectively. The Company recognized net periodic benefit costs of $463 and $415 associated with the Plan and a net loss of $105 and $113 in AOCI during the six months ended December 27, 2024 and December 29, 2023, respectively. The Company's total expected employer contributions to the Plan during fiscal 2025 are $953.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $2,922 and $2,901 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheets at December 27, 2024 and June 28, 2024, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the second quarter and six months ended December 27, 2024, the Company recognized share-based matching contributions related to the 401(k) plan of $3,428 and $7,860, as compared to $2,811 and $7,652 during the second quarter and six months ended December 29, 2023.
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

As of December 27, 2024, the Company held assets under the rabbi trust of $210, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $210. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the second quarter ended December 27, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the Rabbi trust. The nonqualified deferred compensation plan was not in place as of the second quarter ended December 29, 2023.
J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At December 27, 2024, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,076 available shares for future grant under the 2018 Plan at December 27, 2024.
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
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares and 107 shares issued under the 1997 ESPP during the six months ended December 27, 2024 and December 29, 2023, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during the six months ended December 27, 2024.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were 65 shares and no shares issued under the 2024 ESPP during the six months ended December 27, 2024 and December 29, 2023, respectively. Shares available for future purchase under the 2024 ESPP totaled 935 at December 27, 2024.

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
The following table summarizes activity of the Company's stock option plans since June 28, 2024:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 27, 2024
Outstanding at June 28, 2024	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at December 27, 2024	934	12.71	45.00	3.21 years	—
Exercisable at December 27, 2024	—	$—	$—	—	—
There were no options vested or exercised during the second quarter ended December 27, 2024. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 27, 2024, there was $7,531 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 2.21 years from December 27, 2024.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 28, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2024	1,526	$41.35
Granted	873	39.82
Vested	(292)	43.47
Forfeited	(97)	43.65
Outstanding at December 27, 2024	2,010	$39.68
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,559 and $456 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended December 27, 2024 and June 28, 2024, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.

The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cost of revenues	$(167)	$4	$(54)	$820
Selling, general and administrative	6,317	5,742	10,928	7,503
Research and development	1,812	1,640	3,180	3,180
Stock-based compensation expense before tax	7,962	7,386	14,054	11,503
Income taxes(1)	(2,150)	(1,994)	(3,795)	(3,106)
Stock-based compensation expense, net of income taxes	$5,812	$5,392	$10,259	$8,397
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 27, 2024
Net revenues to unaffiliated customers	$205,054	$18,071	$—	$—	$223,125
Inter-geographic revenues	2,718	2,529	—	(5,247)	—
Net revenues	$207,772	$20,600	$—	$(5,247)	$223,125
SECOND QUARTER ENDED DECEMBER 29, 2023
Net revenues to unaffiliated customers	$183,162	$14,295	$6	$—	$197,463
Inter-geographic revenues	1,286	204	—	(1,490)	—
Net revenues	$184,448	$14,499	$6	$(1,490)	$197,463
SIX MONTHS ENDED DECEMBER 27, 2024
Net revenues to unaffiliated customers	$397,714	$29,842	$—	$—	$427,556
Inter-geographic revenues	4,773	5,348	—	(10,121)	—
Net revenues	$402,487	$35,190	$—	$(10,121)	$427,556
SIX MONTHS ENDED DECEMBER 29, 2023
Net revenues to unaffiliated customers	$355,043	$23,399	$12	$—	$378,454
Inter-geographic revenues	3,005	296	—	(3,301)	—
Net revenues	$358,048	$23,695	$12	$(3,301)	$378,454
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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Domestic(1)	$176,291	$181,822	$337,485	$328,289
International/Foreign Military Sales(2)	46,834	15,641	90,071	50,165
Total Net Revenue	$223,125	$197,463	$427,556	$378,454
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
The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Radar(1)	$47,110	$11,063	$80,859	$37,766
Electronic Warfare(2)	23,930	26,144	50,276	50,610
Other Sensor & Effector(3)	22,131	22,637	48,497	43,803
Total Sensor & Effector	93,171	59,844	179,632	132,179
C4I(4)	88,456	110,915	173,736	201,153
Other(5)	41,498	26,704	74,188	45,122
Total Net Revenue	$223,125	$197,463	$427,556	$378,454
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Components(1)	$45,085	$41,180	$89,949	$78,689
Modules and Sub-assemblies(2)	46,106	42,680	91,928	80,213
Integrated Solutions(3)	131,934	113,603	245,679	219,552
Total Net Revenue	$223,125	$197,463	$427,556	$378,454
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

The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Airborne(1)	$96,214	$118,078	$186,704	$222,794
Land(2)	44,831	28,171	79,145	53,874
Naval(3)	22,193	8,667	42,846	29,810
Space(4)	11,827	4,540	27,186	10,603
Other(5)	48,060	38,007	91,675	61,373
Total Net Revenues	$223,125	$197,463	$427,556	$378,454
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
(4) Space platform includes products that relate to personnel, equipment or pieces of equipment designed for space operations.
(5) All platforms other than Airborne, Land, Naval, or Space.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
December 27, 2024	$109,025	$2,434	$111,459
June 28, 2024	$107,655	$2,698	$110,353
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
RTX Corporation	15%	*	12%	10%
U.S. Navy	11%	10%	10%	*
L3Harris	*	*	10%	10%
Lockheed Martin Corporation	*	*	10%	*
	26%	10%	42%	20%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarters and six months ended December 27, 2024 and December 29, 2023.
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
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On October 17, 2024, the Company received a shareholder derivative demand alleging the same claims as those covered in the federal securities class action. On November 14, 2024, the Company and the shareholder entered into a tolling agreement on the derivative demand. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the Company's former Chief Executive Officer, and Mr. Ruppert, the Company's former Chief Financial Officer, Mr. Ballhaus, the Company's current Chief Executive Officer, and Mr. Farnsworth, the Company's current Chief Financial officer, are indemnified by the Company for this matter. The Company believes the claims in the complaints are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. On December 21, 2024, the Company, reached an agreement in principle to settle these wage and hour class action claims for $450, which settlement is subject to review and approval by the court.
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
PURCHASE COMMITMENTS
As of December 27, 2024, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $124,422.
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
As of December 27, 2024, the fair value of the September 2023 Swap was a liability of $3,559 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the second quarter and six months ended December 27, 2024, the Company amortized a total of $881 and $1,762, respectively, of the gain associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Other comprehensive loss.

The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of December 27, 2024, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
N.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
On January 29, 2025, the Company executed a workforce reduction that will eliminate approximately 145 positions, resulting in expected restructuring charges of approximately $5,000. All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, such as the deductibility of internal research and development, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of December 27, 2024, we had 2,374 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought; and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 27, 2024 were $223.1 million, ($17.6) million, ($0.30), $0.07, and $22.0 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the six months ended December 27, 2024 were $427.6 million, ($35.1) million, ($0.60), $0.11, and $43.5 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the second quarters ended December 27, 2024 and December 29, 2023, respectively. The results for the second quarter ended December 27, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
The second quarter ended December 27, 2024 compared to the second quarter ended December 29, 2023
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 27, 2024	As a % of Total Net Revenue	December 29, 2023	As a % of Total Net Revenue
Net revenues	$223,125	100.0%	$197,463	100.0%
Cost of revenues	162,299	72.7	165,943	84.0
Gross margin	60,826	27.3	31,520	16.0
Operating expenses:
Selling, general and administrative	40,501	18.2	44,470	22.5
Research and development	21,368	9.6	28,476	14.4
Amortization of intangible assets	11,154	5.0	12,270	6.3
Restructuring and other charges	40	—	2	—
Acquisition costs and other related expenses	178	0.1	231	0.1
Total operating expenses	73,241	32.9	85,449	43.3
Loss from operations	(12,415)	(5.6)	(53,929)	(27.3)
Interest income	406	0.2	29	—
Interest expense	(8,430)	(3.8)	(8,674)	(4.4)
Other expense, net	(3,865)	(1.7)	(1,148)	(0.5)
Loss before income tax benefit	(24,304)	(10.9)	(63,722)	(32.3)
Income tax benefit	(6,725)	(3.0)	(18,141)	(9.2)
Net Loss	$(17,579)	(7.9)%	$(45,581)	(23.1)%
REVENUES
Total revenues increased $25.7 million, or 13.0%, to $223.1 million during the second quarter ended December 27, 2024, as compared to $197.5 million during the second quarter ended December 29, 2023. Revenues increased year over year as we pivoted our resources in fiscal 2024 to executing on our program base, including progress toward full rate production of our common processing architecture. Point in time revenue and over time revenue represented 55% and 45% of total revenues during the second quarter ended December 27, 2024, an increase of $29.1 million and decrease of $3.4 million, respectively. Point in time revenue and over time revenue represented 47% and 53% respectively, of total revenues during the second quarter ended December 29, 2023.
Revenue increases by product grouping were driven by the integrated solutions, components, and modules and sub-assemblies which increased $18.3 million, $3.9 million, and $3.4 million, respectively during the second quarter ended December 27, 2024 when compared to the prior period. The increase in total revenue by end application was primarily driven by the radar and other end applications with increases of $36.0 million and $14.8 million respectively, partially offset by decreases to C4I and electronic warfare of $22.5 million and $2.2 million, respectively. The increase in total revenue by platform was also driven by higher Land, Naval, Other, and Space of $16.7 million, $13.5 million, $10.1 million, and $7.3 million, respectively, partially offset by a decrease to Airborne of $21.9 million. The largest program increases were related to LTAMDS, Aegis, and MH-60R/S, partially offset by decreases in the SCAR and F/A-18 programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for the second quarters ended December 27, 2024 or December 29, 2023.

GROSS MARGIN
Gross margin was 27.3% for the second quarter ended December 27, 2024, an increase of 1,130 basis points from the 16.0% gross margin realized during the second quarter ended December 29, 2023. The higher gross margin was driven primarily by net EAC change impact on our programs recognized over time of approximately $4.4 million recorded in the quarter, an incremental improvement of approximately $26.2 million, or 1,355 basis points, when compared to the prior period as well as lower inventory reserves of $12.4 million. The increase in inventory reserves in fiscal 2024 related to specifically identified excess and obsolete inventory primarily resulting from a shift in customer demand for our next generation product offering. These improvements in gross margin were partially offset by higher manufacturing adjustments of $4.1 million.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Second Quarters Ended
(in thousands)	December 27, 2024	December 29, 2023
Gross favorable	$7,040	$5,455
Gross unfavorable	(11,448)	(36,106)
Net impact of changes in estimates	$(4,408)	$(30,651)
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $4.0 million, or 8.9%, to $40.5 million during the second quarter ended December 27, 2024, as compared to $44.5 million in the second quarter ended December 29, 2023. The decrease was primarily driven by lower bad debt expense of $5.0 million as well as the savings from reductions in force initiated in fiscal 2024, resulting in lower compensation costs of $4.0 million. These decreases were partially offset by higher bonus expense of $2.4 million as well as legal and consulting costs of $3.0 million.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $7.1 million, or 25.0%, to $21.4 million during the second quarter ended December 27, 2024, as compared to $28.5 million during the second quarter ended December 29, 2023. The decrease during the second quarter ended December 27, 2024 was primarily driven by the savings from headcount reductions of 111 employees, initiated in fiscal 2024, resulting in lower expense of $7.7 million as well as decreased spend on outside services of $2.1 million. These decreases were partially offset by higher bonus expense of $3.1 million.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $1.1 million to $11.2 million during the second quarter ended December 27, 2024, as compared to $12.3 million during the second quarter ended December 29, 2023, primarily due to various developed technology and customer relationship intangibles being fully amortized in fiscal 2024.
RESTRUCTURING AND OTHER CHARGES
There was an immaterial amount of restructuring and other charges during the second quarters ended December 27, 2024 and December 29, 2023.
On January 29, 2025, we executed a workforce reduction that will eliminate approximately 145 positions, resulting in expected restructuring charges of approximately $5.0 million. All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses during the second quarters ended December 27, 2024 and December 29, 2023.
INTEREST INCOME
We recognized $0.4 million of interest income during the second quarter ended December 27, 2024, as compared to an immaterial amount during the second quarter ended December 29, 2023. The increase was driven by higher average cash and cash equivalents during the period.

INTEREST EXPENSE
We incurred $8.4 million of interest expense during the second quarter ended December 27, 2024, as compared to $8.7 million during the second quarter ended December 29, 2023. The decrease was driven by lower average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $3.9 million during the second quarter ended December 27, 2024, as compared to $1.1 million during the second quarter ended December 29, 2023. The second quarter ended December 27, 2024 includes $2.4 million net foreign currency translation losses, $1.1 million of financing costs, $0.1 million of consulting costs, and $0.1 million of securities class action expense. The second quarter ended December 29, 2023 includes litigation and settlement expenses of $1.4 million and $0.8 million of financing costs, partially offset by net foreign currency translation gains of $0.7 million and $0.4 million of other income.
INCOME TAXES
We recorded an income tax benefit of $6.7 million and $18.1 million on a loss before income taxes of $24.3 million and $63.7 million for the second quarters ended December 27, 2024 and December 29, 2023, respectively.
During the second quarters ended December 27, 2024 and December 29, 2023, we recognized a tax provision of $0.1 million and $0.4 million related to stock compensation shortfalls, respectively.
The effective tax rate for the second quarter ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes. The effective tax rate for the second quarter ended December 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
We continue to maintain a valuation allowance on the majority of our foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized.

Six months ended December 27, 2024 compared to the six months ended December 29, 2023
The following table sets forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 27, 2024	As a % of Total Net Revenue	December 29, 2023	As a % of Total Net Revenue
Net revenues	$427,556	100.0%	$378,454	100.0%
Cost of revenues	314,940	73.7	296,407	78.3
Gross margin	112,616	26.3	82,047	21.7
Operating expenses:
Selling, general and administrative	73,654	17.2	80,264	21.2
Research and development	39,751	9.3	60,348	15.9
Amortization of intangible assets	22,389	5.2	24,817	6.6
Restructuring and other charges	2,300	0.5	9,548	2.5
Acquisition costs and other related expenses	355	0.1	1,200	0.4
Total operating expenses	138,449	32.3	176,177	46.6
Loss from operations	(25,833)	(6.0)	(94,130)	(24.9)
Interest income	950	0.2	132	—
Interest expense	(17,336)	(4.1)	(16,537)	(4.4)
Other expense, net	(5,204)	(1.2)	(2,922)	(0.7)
Loss before income tax benefit	(47,423)	(11.1)	(113,457)	(30.0)
Income tax benefit	(12,319)	(2.9)	(31,168)	(8.2)
Net Loss	$(35,104)	(8.2)%	$(82,289)	(21.8)%
REVENUES
Total revenues increased $49.1 million, or 13.0%, to $427.6 million during the six months ended December 27, 2024, as compared to $378.5 million during the six months ended December 29, 2023. Revenues increased year over year as we pivoted our resources in fiscal 2024 to executing on our program base, including progress toward full rate production of our common processing architecture. Point in time revenue and over time revenue each represented 50% of total revenues during the six months ended December 27, 2024, an increase of $45.0 million and $4.1 million, respectively. Point and time revenue and over time revenue represented 45% and 55% respectively, of total revenue during the six months ended December 29, 2023.
Revenue increases by product groupings were driven by the integrated solutions, modules and sub-assemblies and components which increased $26.1 million, $11.7 million and $11.3 million, respectively. The increase in total revenue by end application was primarily driven by the radar, other, and other sensor and effector increases of $43.1 million, $29.1 million, and $4.7 million respectively, partially offset by decreases to C4I and electronic warfare of $27.4 million and $0.3 million, respectively. The increase in total revenue by platform was also driven by higher Other, Land, Space and Naval of $30.3 million, $25.3 million, $16.6 million, and $13.0 million, respectively, partially offset by a decrease to Airborne of $36.1 million. The largest program increases were related to the LTAMDS, Aegis and MH-60R/S programs, partially offset by decreases to the SCAR and AARGM programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for the six months ended December 27, 2024 or December 29, 2023.
GROSS MARGIN
Gross margin was 26.3% for the six months ended December 27, 2024, an increase of 460 basis points from the 21.7% gross margin realized during the six months ended December 29, 2023. The higher gross margin was driven primarily by net EAC change impact on our programs recognized over time of approximately $12.7 million recorded in the period, an incremental improvement of approximately $35.2 million, or 969 basis points, when compared to the prior period as well as lower inventory reserves of $9.4 million, partially offset by higher manufacturing adjustments of $12.3 million.

We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Six Months Ended
(in thousands)	December 27, 2024	December 29, 2023
Gross favorable	$14,814	$11,790
Gross unfavorable	(27,515)	(59,704)
Net impact of changes in estimates	$(12,701)	$(47,914)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $6.6 million, or 8.2%, to $73.7 million during the six months ended December 27, 2024, as compared to $80.3 million during the six months ended December 29, 2023. The decrease was primarily driven by the reduction in force initiated in fiscal 2024, resulting in lower costs of $8.6 million, lower bad debt expense of $4.8 million, lower software licensing fees of $2.2 million, lower directors fees of $0.6 million, and lower facilities expense of $0.5 million. These decreases were partially offset by higher stock-based compensation of $3.5 million, higher bonus expense of $3.1 million, as well as higher legal and consulting costs of $3.7 million.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $20.6 million, or 34.1%, to $39.8 million during the six months ended December 27, 2024, as compared to $60.3 million during the six months ended December 29, 2023. The decrease was primarily driven by the savings from headcount reductions of 111 employees, initiated in fiscal 2024, resulting in lower expense of $18.1 million, as well as decreased spend on outside services, supplies, and consulting services of $6.5 million. These decreases were partially offset by higher bonus expense of $3.7 million.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $2.3 million during the six months ended December 27, 2024, as compared to $9.5 million during the six months ended December 29, 2023. Restructuring and other charges during the six months ended December 27, 2024 are primarily related to severance related charges. Restructuring and other charges during the six months ended December 29, 2023 include $9.5 million of severance costs related to a workforce reduction that eliminated approximately 150 positions.
On January 29, 2025, we executed a workforce reduction that will eliminate approximately 145 positions, resulting in expected restructuring charges of approximately $5.0 million. All of the restructuring and other charges will be classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.4 million during the six months ended December 27, 2024, as compared to $1.2 million during the six months ended December 29, 2023. The acquisition costs and other related expenses we incurred during the six months ended December 27, 2024 includes $0.4 million related to run-rate amortization of fair value adjustments from purchase accounting. Acquisition costs and other related expenses during the six months ended December 29, 2023 includes $0.4 million related to run-rate amortization of fair value adjustments from purchase accounting, $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors.
INTEREST INCOME
We recognized $1.0 million of interest income during the six months ended December 27, 2024, as compared to $0.1 million during the six months ended December 29, 2023. The increase was driven by higher average cash and cash equivalents during the period.

INTEREST EXPENSE
We incurred $17.3 million of interest expense during the six months ended December 27, 2024, as compared to $16.5 million during the six months ended December 29, 2023. The increase was higher average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net increased $2.3 million to $5.2 million during the six months ended December 27, 2024 as compared to $2.9 million during the six months ended December 29, 2023. There were $3.4 million of financing costs, $0.9 million of net foreign currency translation losses, $0.7 million of consulting costs, and $0.3 million of securities class action expense, partially offset by other income of $0.2 million during the six months ended December 27, 2024. There was $1.9 million of litigation and settlement costs, $1.4 million of financing costs and $0.3 million of net foreign currency translation losses, partially offset by other income of $0.7 million during the six months ended December 29, 2023.
INCOME TAXES
We recorded an income tax benefit of $12.3 million and $31.2 million on a loss before income taxes of $47.4 million and $113.5 million for the six months ended December 27, 2024 and December 29, 2023, respectively.
During the six months ended December 27, 2024 and December 29, 2023, we recognized a tax provision of $0.4 and $1.6 million related to stock compensation shortfalls, respectively.
The effective tax rate for the six months ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes. The effective tax rate for the six months ended December 29, 2023 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
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
During the second quarter and six months ended December 27, 2024, we did not have any additional borrowings or repayments. As of December 27, 2024, the Company was in compliance with all covenants and conditions under the Revolver and expects to be within our covenant and conditions for the remainder of the year. The borrowing capacity as defined under the Revolver as of December 27, 2024 is approximately $750.0 million, less outstanding borrowings of $591.5 million.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”), pursuant to which we may offer to sell certain customer receivables, subject to the terms and conditions of the RPA. The RPA was an uncommitted arrangement such that we were not obligated to sell any receivables and the party had no obligation to purchase any receivables from us. Pursuant to the RPA, the party may purchase certain of our customer receivables at a discounted rate, subject to a limit that as of any date, the total amount of purchased receivables held by the party, less the amount of all collections received on such receivables, may not exceed $20.0 million. The RPA had an indefinite term, with the agreement remaining in effect until termination by either party. On March 14, 2023, we amended the RPA to increase the capacity from $20.0 million to $30.6 million. On June 21, 2023, we further amended the RPA to increase the capacity from $30.6 million to $60.0 million. On August 13, 2024, we terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $58.1 million and $0.8 million, respectively, for the six months ended December 27, 2024. We factored accounts receivable and incurred factoring fees of approximately $48.2 million and $1.3 million respectively, for the six months ended December 29, 2023.
CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$70,802	$6,426
Net cash used in investing activities	$(7,891)	$(16,005)
Net cash (used in) provided by financing activities	$(757)	$106,217
Net increase in cash and cash equivalents	$62,044	$97,083
Cash and cash equivalents at end of period	$242,565	$168,646
Our cash and cash equivalents increased by $62.0 million from June 28, 2024 to December 27, 2024, as the result of $70.8 million of cash provided by operating activities, $1.9 million other investing activities, and $1.5 million proceeds from employee stock plans, partially offset by $9.8 million invested in purchases of property and equipment, and $2.2 million of cash paid in deferred financing and offering costs.

Operating Activities
During the six months ended December 27, 2024, we had an inflow of $70.8 million in cash from operating activities compared to a $6.4 million inflow during the six months ended December 29, 2023. The higher inflow during the six months ended December 27, 2024 was primarily due to a lower net loss of $47.2 million, higher inflow from deferred revenues and customer advances of $38.1 million, lower benefit for deferred income taxes of $15.3 million, and an income tax refund received of $0.2 million as compared to income tax payments of $13.9 million during the six months ended December 29, 2023. This activity was partially offset by a lower inflow from accounts receivable, unbilled receivables and costs in excess of billings of $38.2 million and a $4.8 million lower provision for bad debt. The six months ended December 29, 2023 also included a $7.4 million inflow from the cash settlement for the termination of the interest rate swap.
Investing Activities
During the six months ended December 27, 2024, we invested $7.9 million, a decrease of $8.1 million, as compared to $16.0 million during the six months ended December 29, 2023 primarily due to $6.2 million lower purchases of property and equipment and an inflow of $1.9 million due to other investing activities.
Financing Activities
During the six months ended December 27, 2024, we had no additional borrowings on our Revolver as compared to $105.0 million of borrowings during the six months ended December 29, 2023. The six months ended December 27, 2024, included $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025, partially offset by $1.5 million proceeds from employee stock plans.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 27, 2024:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$124,422	$124,422	$—	$—	$—
Operating leases	82,783	14,386	27,705	21,826	18,866
	$207,205	$138,808	$27,705	$21,826	$18,866
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $124.4 million at December 27, 2024.
We have a liability at December 27, 2024 of $7.7 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net loss	$(17,579)	$(45,581)	$(35,104)	$(82,289)
Other non-operating adjustments, net	2,549	(1,042)	814	(311)
Interest expense, net	8,024	8,645	16,386	16,405
Income tax benefit	(6,725)	(18,141)	(12,319)	(31,168)
Depreciation	9,768	9,923	19,753	20,068
Amortization of intangible assets	11,154	12,270	22,389	24,817
Restructuring and other charges	40	2	2,300	9,548
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	1,109	860	3,440	2,192
Fair value adjustments from purchase accounting	178	178	355	355
Litigation and settlement expense, net	2,087	1,383	3,481	1,886
Stock-based and other non-cash compensation expense	11,424	10,195	21,984	19,146
Adjusted EBITDA	$22,029	$(21,308)	$43,479	$(19,351)
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income (loss) and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 27, 2024		December 29, 2023
Net loss and loss per share	$(17,579)	$(0.30)	$(45,581)	$(0.79)
Other non-operating adjustments, net	2,549		(1,042)
Amortization of intangible assets	11,154		12,270
Restructuring and other charges	40		2
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	1,109		860
Fair value adjustments from purchase accounting	178		178
Litigation and settlement expense, net	2,087		1,383
Stock-based and other non-cash compensation expense	11,424		10,195
Impact to income taxes(1)	(7,022)		(2,446)
Adjusted income (loss) and adjusted earnings (loss) per share(2)	$3,940	$0.07	$(24,181)	$(0.42)

Diluted weighted-average shares outstanding		58,843		57,424

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share or Adjusted loss per share is calculated using basic shares. There were no impact to the calculation of adjusted earnings per share as a result of this for the second quarters ended December 27, 2024 and December 29, 2023.

	Six Months Ended
(In thousands, except per share data)	December 27, 2024		December 29, 2023
Net loss and loss per share	$(35,104)	$(0.60)	$(82,289)	$(1.44)
Other non-operating adjustments, net	814		(311)
Amortization of intangible assets	22,389		24,817
Restructuring and other charges	2,300		9,548
Impairment of long-lived assets	—		—
Acquisition and financing costs	3,440		2,192
Fair value adjustments from purchase accounting	355		355
Litigation and settlement expense, net	3,481		1,886
Stock-based and other non-cash compensation expense	21,984		19,146
Impact to income taxes(1)	(13,275)		(13,204)
Adjusted income (loss) and adjusted earnings (loss) per share(2)	$6,384	$0.11	$(37,860)	$(0.66)

Diluted weighted-average shares outstanding		58,752		57,314

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There were no impact to the calculation of adjusted earnings per share as a result of this for the six months ended December 27, 2024 and December 29, 2023.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$85,462	$45,494	$70,802	$6,426
Purchase of property and equipment	(3,555)	(7,990)	(9,791)	(16,005)
Free cash flow	$81,907	$37,504	$61,011	$(9,579)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 28, 2024 to December 27, 2024.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 27, 2024. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position. Please see Note L to our consolidated financial statements (under the caption "Legal Claims") for a discussion of our legal proceedings.
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. There have been no changes from the factors disclosed in our 2024 Annual Report on Form 10-K filed on August 13, 2024, although we may disclose additional changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 5.     OTHER INFORMATION
During the second quarter ended December 27, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 4, 2025.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer