Form 10-Q
period 2025-03-28
MERCURY SYSTEMS INC
filed 2025-05-06
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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

Shares of Common Stock outstanding as of April 30, 2025: 59,754,960 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 28, 2025	June 28, 2024
Assets
Current assets:
Cash and cash equivalents	$269,822	$180,521
Accounts receivable, net of allowance for credit losses of $1,765 and $2,020 at March 28, 2025 and June 28, 2024, respectively	103,401	111,441
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 and $6,340 at March 28, 2025 and June 28, 2024, respectively	271,293	304,029
Inventory	352,689	335,300
Prepaid income taxes	2,960	—
Prepaid expenses and other current assets	19,339	22,493
Total current assets	1,019,504	953,784
Property and equipment, net	107,477	110,353
Goodwill	938,093	938,093
Intangible assets, net	215,977	250,512
Operating lease right-of-use assets, net	54,640	60,860
Deferred tax assets	72,575	58,612
Other non-current assets	6,151	6,691
Total assets	$2,414,417	$2,378,905
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,554	$81,068
Accrued expenses	45,406	42,926
Accrued compensation	35,120	36,398
Income taxes payable	—	109
Deferred revenues and customer advances	142,484	73,915
Total current liabilities	296,564	234,416
Income taxes payable	7,713	7,713
Long-term debt	591,500	591,500
Operating lease liabilities	55,315	62,584
Other non-current liabilities	12,236	9,917
Total liabilities	963,328	906,130
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 58,852,270 and 58,093,528 shares issued and outstanding at March 28, 2025 and June 28, 2024, respectively	589	581
Additional paid-in capital	1,279,118	1,242,402
Retained earnings	165,525	219,799
Accumulated other comprehensive income	5,857	9,993
Total shareholders’ equity	1,451,089	1,472,775
Total liabilities and shareholders’ equity	$2,414,417	$2,378,905

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net revenues	$211,358	$208,258	$638,914	$586,712
Cost of revenues	154,248	167,616	469,188	464,023
Gross margin	57,110	40,642	169,726	122,689
Operating expenses:
Selling, general and administrative	43,044	43,157	116,698	123,421
Research and development	15,983	21,563	55,734	81,911
Amortization of intangible assets	10,185	11,533	32,574	36,350
Restructuring and other charges	4,931	9,841	7,231	19,389
Acquisition costs and other related expenses	311	204	666	1,404
Total operating expenses	74,454	86,298	212,903	262,475
Loss from operations	(17,344)	(45,656)	(43,177)	(139,786)
Interest income	1,290	542	2,240	674
Interest expense	(8,068)	(9,319)	(25,404)	(25,856)
Other income (expense), net	2,304	(2,784)	(2,900)	(5,706)
Loss before income tax benefit	(21,818)	(57,217)	(69,241)	(170,674)
Income tax benefit	(2,648)	(12,643)	(14,967)	(43,811)
Net loss	$(19,170)	$(44,574)	$(54,274)	$(126,863)

Basic net loss per share	$(0.33)	$(0.77)	$(0.93)	$(2.20)
Diluted net loss per share	$(0.33)	$(0.77)	$(0.93)	$(2.20)

Weighted-average shares outstanding:
Basic	58,749	57,698	58,614	57,536
Diluted	58,749	57,698	58,614	57,536

Comprehensive loss:
Net loss	$(19,170)	$(44,574)	$(54,274)	$(126,863)
Change in fair value of derivative instruments, net of tax	(1,876)	3,064	(3,991)	(1,058)
Foreign currency translation adjustments	(256)	(459)	27	370
Deferred compensation and pension benefit plan, net of tax	(79)	(56)	(172)	(169)
Total other comprehensive (loss) income, net of tax	(2,211)	2,549	(4,136)	(857)
Total comprehensive loss	$(21,381)	$(42,025)	$(58,410)	$(127,720)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended March 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276
Issuance of common stock under employee stock incentive plans	102	1	(1)	—	—	—
Issuance of common stock under defined contribution plan	90	1	3,794	—	—	3,795
Stock-based compensation	—	—	8,399	—	—	8,399
Net loss	—	—	—	(19,170)	—	(19,170)
Other comprehensive loss	—	—	—	—	(2,211)	(2,211)
Balance at March 28, 2025	58,852	$589	$1,279,118	$165,525	$5,857	$1,451,089

	For the Third Quarter Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 29, 2023	57,564	$576	$1,220,343	$275,150	$8,423	$1,504,492
Issuance of common stock under employee stock incentive plans	166	1	(1)	—	—	—
Issuance of common stock under defined contribution plan	139	2	4,220	—	—	4,222
Stock-based compensation	—	—	6,104	—	—	6,104
Net loss	—	—	—	(44,574)	—	(44,574)
Other comprehensive income	—	—	—	—	2,549	2,549
Balance at March 29, 2024	57,869	$579	$1,230,666	$230,576	$10,972	$1,472,793

	For the Nine Months Ended March 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	394	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	304	3	11,673	—	—	11,676
Stock-based compensation	—	—	23,556	—	—	23,556
Net loss	—	—	—	(54,274)	—	(54,274)
Other comprehensive loss	—	—	—	—	(4,136)	(4,136)
Balance at March 28, 2025	58,852	$589	$1,279,118	$165,525	$5,857	$1,451,089

	For the Nine Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	435	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	107	1	3,162	—	—	3,163
Issuance of common stock under defined contribution plan	365	4	12,435	—	—	12,439
Retirement of common stock	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	18,241	—	—	18,241
Net loss	—	—	—	(126,863)	—	(126,863)
Other comprehensive loss	—	—	—	—	(857)	(857)
Balance at March 29, 2024	57,869	$579	$1,230,666	$230,576	$10,972	$1,472,793
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net loss	$(54,274)	$(126,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	62,058	66,639
Stock-based compensation expense	22,602	18,423
Stock-based matching contributions on defined contribution plan	11,393	12,180
Benefit for deferred income taxes	(13,991)	(17,260)
Provision for bad debt	472	11,690
Other non-cash items	(802)	445
Cash settlement for termination of interest rate swap	—	7,403
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	40,792	78,326
Inventory	(29,068)	(7,010)
Prepaid income taxes	(2,979)	(27,964)
Prepaid expenses and other current assets	4,023	174
Other non-current assets	5,592	(234)
Accounts payable, accrued expenses, and accrued compensation	(5,300)	(25,885)
Deferred revenues and customer advances	67,918	14,211
Income taxes payable	(118)	(13,872)
Other non-current liabilities	(7,542)	(1,782)
Net cash provided by (used in) operating activities	100,776	(11,379)
Cash flows from investing activities:
Purchases of property and equipment	(15,705)	(23,943)
Other investing activities	4,600	—
Net cash used in investing activities	(11,105)	(23,943)
Cash flows from financing activities:
Proceeds from employee stock plans	1,492	3,163
Borrowings under credit facilities	—	105,000
Purchase and retirement of common stock	—	(15)
Payments of deferred financing and offering costs	(2,249)	(1,931)
Net cash (used in) provided by financing activities	(757)	106,217
Effect of exchange rate changes on cash and cash equivalents	387	187
Net increase in cash and cash equivalents	89,301	71,082
Cash and cash equivalents at beginning of period	180,521	71,563
Cash and cash equivalents at end of period	$269,822	$142,645
Cash paid during the period for:
Interest	$28,105	$26,660
Income taxes paid, net	$265	$14,451
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$2,712	$7,509
Non-cash investing activity: Inventory transfer to property and equipment, net	$12,675	$—
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
Combining technologies and expertise developed for more than 40 years, the Mercury Processing Platform offers customers a unique advantage to unleash breakthrough capabilities. It spans the full breadth of signal processing - from RF front end to the human-machine interface - to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. The Processing Platform allows Mercury to offer standard products and custom integrated solutions from silicon to system scale, including components, modules, subsystems, and systems.
Mercury’s products and integrated solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has more than 20 locations worldwide.
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 28, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2024. The results for the third quarter and nine months ended March 28, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the third quarter of fiscal 2025 are to the quarter ended March 28, 2025. There were 13 weeks during the third quarters ended March 28, 2025 and March 29, 2024, respectively. There were 39 weeks during the nine months ended March 28, 2025 and March 29, 2024, respectively.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, and Spain. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss and were immaterial for all periods presented.
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
The Company had $55,139 factored accounts receivables as of March 28, 2025 and incurred factoring fees of approximately $467 and $1,288 for the third quarter and nine months ended March 28, 2025. The Company had $44,229 factored accounts receivables as of March 29, 2024 and incurred factoring fees of approximately $375 and $1,636 for the third quarter and nine months ended March 29, 2024.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of March 28, 2025.
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

Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% and 51% of revenues for the third quarter and nine months ended March 28, 2025, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 42% and 44% of revenues for the third quarters and nine months ended March 29, 2024, respectively.
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
Total revenue recognized over time was 47% and 49% of total revenues for the third quarter and nine months ended March 28, 2025, respectively. Total revenue recognized over time was 58% and 56% of total revenues for the third quarter and nine months ended March 29, 2024, respectively.
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

	Third Quarters Ended		Nine Months Ended
(In thousands, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Loss from operations	$(3,653)	$(15,977)	$(16,354)	$(63,950)
Net loss(1)	$(2,666)	$(11,663)	$(11,938)	$(46,684)
Diluted net loss per share	$(0.05)	$(0.20)	$(0.20)	$(0.81)
Diluted Shares	58,749	57,698	58,614	57,536
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
The contract asset balances were $271,293 and $304,029 as of March 28, 2025 and June 28, 2024, respectively. The contract asset balance decreased due to $344,605 of billings, offset by revenue recognized under over time contracts of $311,869 during the nine months ended March 28, 2025. The contract liability balances were $142,801 and $74,367 as of March 28, 2025 and June 28, 2024, respectively. The contract liability increased due to a higher volume of milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized for the third quarter and nine months ended March 28, 2025 that was included in the contract liability balance at June 28, 2024 was $8,563 and $50,310, respectively. Revenue recognized for the third quarter and nine months ended March 29, 2024 that was included in the contract liability balance at June 30, 2023 was $10,170 and $41,413, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $722,977. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at June 28, 2024	$5,721
Accruals for warranties issued during the period	733
Settlements made during the period	(2,904)
Balance at March 28, 2025	$3,550
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Basic weighted-average shares outstanding	58,749	57,698	58,614	57,536
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	58,749	57,698	58,614	57,536
Equity instruments to purchase 2,901 and 2,859 shares of common stock were not included in the calculation of diluted net loss per share for the third quarter and nine months ended March 28, 2025, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 2,711 and 2,551 shares of common stock were not included in the calculation of diluted net loss per share for the third quarter and nine months ended March 29, 2024, respectively, because the equity instruments were anti-dilutive.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, an amendment of the FASB Accounting Standard Codification. The amendments in this ASU address improvements to disclosures surrounding operating expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, which are all normally included in common expense captions on the face of the income statement. Any expenses remaining in relevant expense captions that are not disaggregated should be accompanied with a qualitative disclosure as to their nature. This ASU is effective for fiscal years beginning after December 15,

2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Company has evaluated all issued accounting pronouncements and determined there were no recently adopted accounting pronouncements.
C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of March 28, 2025:

	Fair Value Measurements
	March 28, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5,355	$—	$5,355	$—
Total	$5,355	$—	$5,355	$—
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
During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of March 28, 2025, the fair value of the September 2023 Swap was a liability of $5,355 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets. As of June 28, 2024, the fair value of the September 2023 Swap was a liability of $2,436 and was included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

D.Inventory
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, historical usage, product mix and possible alternative uses. During the nine months ended March 28, 2025, the Company reclassified $12,675 of work in process inventory to Property and equipment, net to support broader customer outreach for its technologies and to meet anticipated production demands for its solutions through additional testing capabilities. Inventory was comprised of the following:

	As of
	March 28, 2025	June 28, 2024
Raw materials	$213,509	$200,501
Work in process	122,289	118,060
Finished goods	16,891	16,739
Total	$352,689	$335,300
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
The Company also assesses potential triggering events during interim reporting periods. During the third quarter ended March 28, 2025, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.
F.Restructuring
On January 29, 2025, the Company approved and initiated workforce reductions that eliminated approximately 145 positions resulting in an additional $4,931 of severance costs for the three months ended March 28, 2025. During the nine months ended March 28, 2025, the Company incurred $7,231 of severance costs.
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

The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 28, 2024	$8,758
Restructuring charges	7,231
Cash paid	(12,913)
Balance at March 28, 2025	$3,076
G.Income Taxes
The Company recorded an income tax benefit of $2,648 and $12,643 on a loss before income taxes of $21,818 and $57,217 for the third quarters ended March 28, 2025 and March 29, 2024, respectively. The Company recorded an income tax benefit of $14,967 and $43,811 on a loss before income taxes of $69,241 and $170,674 for the nine months ended March 28, 2025, and March 29, 2024, respectively.
The effective tax rate for the third quarter and nine months ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes. The effective tax rate for the third quarter and nine months ended March 29, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
The Company continues to maintain a valuation allowance on the majority of its foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be recognized.
H.Debt
REVOLVING CREDIT FACILITY
The Company maintains a 5-year revolving credit facility (the "Revolver") with a maturity extended to February 28, 2027. As of March 28, 2025, the Company's outstanding balance of unamortized deferred financing costs was $4,051, which is being amortized to Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 amendment to the Revolver.
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
During the third quarter and nine months ended March 28, 2025, the Company made no borrowings or repayments. As of March 28, 2025, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $591,500 against the Revolver, resulting in interest expense of $8,068 and $25,404 for the third quarter and nine months ended March 28, 2025. The borrowing capacity as defined under the Revolver as of March 28, 2025 is approximately $900,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $7,640 as of March 28, 2025.

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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 28, 2025 was a net liability of $5,254, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $227 and $213 associated with the Plan and a net loss of $51 and $56 in AOCI during the third quarters ended March 28, 2025 and March 29, 2024, respectively. The Company recognized net periodic benefit costs of $691 and $628 associated with the Plan and a net loss of $156 and $169 in AOCI during the nine months ended March 28, 2025 and March 29, 2024, respectively. The Company's total expected employer contributions to the Plan during fiscal 2025 are $939.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $3,184 and $2,901 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheets at March 28, 2025 and June 28, 2024, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the third quarter and nine months ended March 28, 2025, the Company recognized share-based matching contributions related to the 401(k) plan of $3,533 and $11,393, as compared to $4,528 and $12,180 during the third quarter and nine months ended March 29, 2024.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and currently matches participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash deferral credited to participants’ account balances). The Company’s matching obligations for participant deferrals made during each calendar year are subject to a financial performance condition for the Company's four fiscal quarters corresponding to such calendar year. In the case of the Company's matching obligations for participant deferrals made during calendar year 2024, the financial performance condition was fully satisfied, and the deferred stock units issued in respect of the Company's matching obligations vested accordingly. Participant deferrals under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of March 28, 2025, the Company held assets under the rabbi trust of $212, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $212. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the third quarters ended March 28, 2025 and March 29, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.

J.Stock-Based Compensation
STOCK INCENTIVE PLANS
At March 28, 2025, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,132 available shares for future grant under the 2018 Plan at March 28, 2025.
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
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares and 107 shares issued under the 1997 ESPP during the nine months ended March 28, 2025 and March 29, 2024, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during the nine months ended March 28, 2025.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were 65 shares and no shares issued under the 2024 ESPP during the nine months ended March 28, 2025 and March 29, 2024, respectively. Shares available for future purchase under the 2024 ESPP totaled 935 at March 28, 2025.
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

The following table summarizes activity with respect to Company-issued stock options since June 28, 2024:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 28, 2025
Outstanding at June 28, 2024	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at March 28, 2025	934	12.71	45.00	2.98 years	—
Exercisable at March 28, 2025	—	$—	$—	—	—
There were no options vested or exercised during the nine months ended March 28, 2025. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 28, 2025, there was $6,685 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 1.98 years from March 28, 2025.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 28, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2024	1,526	$41.35
Granted	902	39.93
Vested	(394)	44.22
Forfeited	(164)	42.04
Outstanding at March 28, 2025	1,870	$39.36
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company had $1,410 and $456 of capitalized stock-based compensation expense on the Consolidated Balance Sheets for the periods ended March 28, 2025 and June 28, 2024, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, net of estimated forfeitures.
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cost of revenues	$813	$1,299	$759	$2,119
Selling, general and administrative	6,228	4,123	17,156	11,626
Research and development	1,507	1,498	4,687	4,678
Stock-based compensation expense before tax	8,548	6,920	22,602	18,423
Income taxes(1)	(2,308)	(1,868)	(6,103)	(4,974)
Stock-based compensation expense, net of income taxes	$6,240	$5,052	$16,499	$13,449
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
THIRD QUARTER ENDED MARCH 28, 2025
Net revenues to unaffiliated customers	$200,241	$11,117	$—	$—	$211,358
Inter-geographic revenues	1,539	2,577	—	(4,116)	—
Net revenues	$201,780	$13,694	$—	$(4,116)	$211,358
THIRD QUARTER ENDED MARCH 29, 2024
Net revenues to unaffiliated customers	$199,834	$8,418	$6	$—	$208,258
Inter-geographic revenues	1,248	211	—	(1,459)	—
Net revenues	$201,082	$8,629	$6	$(1,459)	$208,258
NINE MONTHS ENDED MARCH 28, 2025
Net revenues to unaffiliated customers	$597,955	$40,959	$—	$—	$638,914
Inter-geographic revenues	6,312	7,925	—	(14,237)	—
Net revenues	$604,267	$48,884	$—	$(14,237)	$638,914
NINE MONTHS ENDED MARCH 29, 2024
Net revenues to unaffiliated customers	$554,877	$31,817	$18	$—	$586,712
Inter-geographic revenues	4,253	507	—	(4,760)	—
Net revenues	$559,130	$32,324	$18	$(4,760)	$586,712
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

The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Domestic(1)	$176,203	$177,973	$513,688	$506,262
International/Foreign Military Sales(2)	35,155	30,285	125,226	80,450
Total Net Revenue	$211,358	$208,258	$638,914	$586,712
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
The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Radar(1)	$35,921	$24,607	$116,780	$62,373
Electronic Warfare(2)	21,414	21,427	71,690	72,038
Other Sensor & Effector(3)	22,041	47,681	70,538	91,482
Total Sensor & Effector	79,376	93,715	259,008	225,893
C4I(4)	96,784	84,604	270,520	285,758
Other(5)	35,198	29,939	109,386	75,061
Total Net Revenue	$211,358	$208,258	$638,914	$586,712
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Components(1)	$49,979	$57,283	$139,928	$135,972
Modules and Sub-assemblies(2)	58,476	50,161	150,404	130,374
Integrated Solutions(3)	102,903	100,814	348,582	320,366
Total Net Revenue	$211,358	$208,258	$638,914	$586,712
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

The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Airborne(1)	$101,548	$95,014	$288,252	$317,808
Land(2)	33,766	23,088	112,911	76,962
Naval(3)	17,777	21,637	60,623	51,447
Space(4)	11,543	32,954	38,729	43,557
Other(5)	46,724	35,565	138,399	96,938
Total Net Revenues	$211,358	$208,258	$638,914	$586,712
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
(4) Space platform includes products that relate to personnel, equipment or pieces of equipment designed for space operations.
(5) All platforms other than Airborne, Land, Naval, or Space.
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
March 28, 2025	$104,924	$2,553	$107,477
June 28, 2024	$107,655	$2,698	$110,353
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
U.S. Navy	14%	*	11%	*
RTX Corporation	11%	11%	11%	10%
Lockheed Martin Corporation	11%	15%	10%	11%
L3Harris	*	13%	*	11%
Northrop Grumman	*	10%	*	*
	36%	49%	32%	32%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarters and nine months ended March 28, 2025 and March 29, 2024.
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
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from the positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In the notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under the change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023. On March 25, 2024, the arbitrator denied the former CEO’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration hearing. An arbitration hearing was conducted from March 31, 2025 through April 9, 2025. In connection with the hearing, the arbitrator and the parties agreed to a post-hearing briefing schedule with initial briefs due May 16, 2025, response briefs due June 13, 2025 and oral arguments on June 30, 2025. The Company continues to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company’s favor, the Company may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $14,100, based on the closing price of the Company's common stock on June 26, 2023, for accelerated equity vesting, severance, and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include Mr. Aslett's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $14,100, plus costs and attorneys’ fees, interest and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On October 17, 2024, the Company received a shareholder derivative demand alleging the same claims as those covered in the federal securities class action. On November 14, 2024, the Company and the shareholder entered into a tolling agreement on this derivative demand. On February 20, 2025, the court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. The parties are beginning the discovery process. On March 4, 2025, the Company received an additional derivative demand from another shareholder alleging the same claims as those covered in the federal securities class action and the first derivative demand. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett, the Company's former Chief Executive Officer, and Mr. Ballhaus, the Company's current Chief Executive Officer, are indemnified by the Company for this matter. The Company believes the claims in the complaint and derivative demands are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.

On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. On December 21, 2024, the Company reached an agreement in principle to settle these wage and hour class action claims for $450, which settlement in principle is subject to a final settlement agreement and review and approval by the court.
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
PURCHASE COMMITMENTS
As of March 28, 2025, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements are for less than one year and aggregate to $156,759.
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
As of March 28, 2025, the fair value of the September 2023 Swap was a liability of $5,355 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During the third quarter and nine months ended March 28, 2025, the Company amortized a total of $881 and $2,643, respectively, of the gain associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Other comprehensive loss.

The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of March 28, 2025, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
Combining technologies and expertise developed for more than 40 years, the Mercury Processing Platform offers customers a unique advantage to unleash breakthrough capabilities. It spans the full breadth of signal processing—from RF front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. The Processing Platform allows Mercury to offer standard products and custom integrated solutions from silicon to system scale, including components, modules, subsystems, and systems.
Mercury’s products and integrated solutions are deployed in more than 300 programs and across 35 countries. The company is headquartered in Andover, Massachusetts, and has more than 20 locations worldwide.
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
As of March 28, 2025, we had 2,200 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended March 28, 2025 were $211.4 million, ($19.2) million, ($0.33), $0.06, and $24.7 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the nine months ended March 28, 2025 were $638.9 million, ($54.3) million, ($0.93), $0.17, and $68.2 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the third quarters ended March 28, 2025 and March 29, 2024, respectively. The results for the third quarter ended March 28, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The third quarter ended March 28, 2025 compared to the third quarter ended March 29, 2024
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	March 28, 2025	As a % of Total Net Revenue	March 29, 2024	As a % of Total Net Revenue
Net revenues	$211,358	100.0%	$208,258	100.0%
Cost of revenues	154,248	73.0	167,616	80.5
Gross margin	57,110	27.0	40,642	19.5
Operating expenses:
Selling, general and administrative	43,044	20.4	43,157	20.7
Research and development	15,983	7.6	21,563	10.4
Amortization of intangible assets	10,185	4.8	11,533	5.5
Restructuring and other charges	4,931	2.3	9,841	4.7
Acquisition costs and other related expenses	311	0.1	204	0.1
Total operating expenses	74,454	35.2	86,298	41.4
Loss from operations	(17,344)	(8.2)	(45,656)	(21.9)
Interest income	1,290	0.6	542	0.3
Interest expense	(8,068)	(3.8)	(9,319)	(4.5)
Other income (expense), net	2,304	1.1	(2,784)	(1.3)
Loss before income tax benefit	(21,818)	(10.3)	(57,217)	(27.5)
Income tax benefit	(2,648)	(1.2)	(12,643)	(6.1)
Net Loss	$(19,170)	(9.1)%	$(44,574)	(21.4)%
REVENUES
Total revenues increased $3.1 million, or 1.5%, to $211.4 million during the third quarter ended March 28, 2025, as compared to $208.3 million during the third quarter ended March 29, 2024. Revenues increased year over year as we pivoted our resources in fiscal 2024 to executing on our program base, including progress toward full rate production of our common processing architecture programs. Point in time revenue and over time revenue represented 53% and 47%, respectively, of total revenues during the third quarter ended March 28, 2025, an increase of $24.9 million and decrease of $21.8 million, respectively. Point in time revenue and over time revenue represented 42% and 58% respectively, of total revenues during the third quarter ended March 29, 2024.
Revenue increases by product grouping were driven by the modules and sub-assemblies and integrated solutions product groupings which increased $8.3 million and $2.1 million, respectively, partially offset by components which decreased $7.3 million during the third quarter ended March 28, 2025 when compared to the prior period. The increase in total revenue by end application was primarily driven by the C4I, radar, and other end applications with increases of $12.2 million, $11.3 million, and $5.3 million respectively, partially offset by a decrease to other sensor & effector of $25.5 million. The increase in total revenue by platform was also driven by higher Other, Land, and Airborne of $11.2 million, $10.7 million, and $6.5 million, respectively, partially offset by decreases to Space and Naval of $21.4 million and $3.9 million, respectively. The largest program increases were related to KC46, a secure processing program, and F/A-18, partially offset by decreases in a strategic weapons program and the Tracking Layer program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the third quarters ended March 28, 2025 or March 29, 2024.

GROSS MARGIN
Gross margin was 27.0% for the third quarter ended March 28, 2025, an increase of 750 basis points from the 19.5% gross margin realized during the third quarter ended March 29, 2024. The higher gross margin was driven primarily by net Estimate at completion ("EAC") change impact on our programs recognized over time of approximately $3.7 million recorded in the quarter, an incremental improvement of approximately $12.3 million, or 600 basis points, when compared to the prior period as well as lower inventory reserves of $9.6 million and lower warranty provisions of $5.0 million. The increase in inventory reserves in fiscal 2024 was primarily related to programs with end of life components, where design changes have occurred, as well as configuration changes necessary to drive efficient production in our common processing architecture programs. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. We do not expect to see material increases to these costs in fiscal 2025, but they could impact our gross margins in fiscal 2026.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Third Quarters Ended
(in thousands)	March 28, 2025	March 29, 2024
Gross favorable	$5,448	$9,667
Gross unfavorable	(9,101)	(25,644)
Net impact of changes in estimates	$(3,653)	$(15,977)
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $0.2 million, or 0.4%, to $43.0 million during the third quarter ended March 28, 2025, as compared to $43.2 million in the third quarter ended March 29, 2024. The decrease was primarily driven by lower bad debt expense of $6.4 million as well as the savings from reductions in force initiated in fiscal 2024, resulting in lower compensation costs of $6.1 million. These decreases were partially offset by higher legal and consulting costs of $5.7 million, additional bonus and stock compensation expense of $4.6 million, and higher depreciation expense of $1.3 million.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $5.6 million, or 25.9%, to $16.0 million during the third quarter ended March 28, 2025, as compared to $21.6 million during the third quarter ended March 29, 2024. The decrease was primarily driven by the savings from headcount reductions of 185 R&D employees, initiated in fiscal 2024 and fiscal 2025, resulting in lower expense of $4.6 million as well as decreased spend on consultants and outside services of $2.3 million, and lower equipment and supplies expense of $2.0 million. These decreases were partially offset by higher bonus expense of $3.7 million.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $1.3 million to $10.2 million during the third quarter ended March 28, 2025, as compared to $11.5 million during the third quarter ended March 29, 2024, primarily due to various developed technology and customer relationship intangibles being fully amortized in fiscal 2024.
RESTRUCTURING AND OTHER CHARGES
We incurred $4.9 million of restructuring and other charges during the third quarter ended March 28, 2025, as compared to $9.8 million during the third quarter ended March 29, 2024. Restructuring and other charges during the third quarter ended March 28, 2025 include $4.9 million for separation costs related to the reduction in workforce initiated January 29, 2025 impacting approximately 145 positions. Restructuring and other charges during the third quarter ended March 29, 2024 include $9.8 million for separation costs related to the reduction in workforce initiated January 12, 2024 impacting approximately 100 positions.
INTEREST INCOME
We recognized $1.3 million of interest income during the third quarter ended March 28, 2025, as compared to $0.5 million during the third quarter ended March 29, 2024. The increase was driven by higher average cash and cash equivalents during the period.

INTEREST EXPENSE
We incurred $8.1 million of interest expense during the third quarter ended March 28, 2025, as compared to $9.3 million during the third quarter ended March 29, 2024. The decrease was driven by lower average outstanding borrowings during the period on our existing credit facility (the "Revolver").
OTHER INCOME (EXPENSE), NET
Other income (expense), net was $2.3 million during the third quarter ended March 28, 2025, as compared to $(2.8) million during the third quarter ended March 29, 2024. The third quarter ended March 28, 2025 includes other income of $2.7 million, related to the sale of the mc.com domain name, $1.2 million net foreign currency translation gains, $0.9 million of financing costs, $0.5 million of securities class action expense, and $0.2 million of consulting costs. The third quarter ended March 29, 2024 includes litigation and settlement expenses of $2.1 million, $0.8 million of financing costs and $0.2 million net foreign currency translation losses, partially offset by other income of $0.3 million.
INCOME TAXES
We recorded an income tax benefit of $2.6 million and $12.6 million on a loss before income taxes of $21.8 million and $57.2 million for the third quarters ended March 28, 2025 and March 29, 2024, respectively.
The effective tax rate for the third quarter ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes. The effective tax rate for the third quarter ended March 29, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
We continue to maintain a valuation allowance on the majority of our foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized.
Nine months ended March 28, 2025 compared to the nine months ended March 29, 2024
The following table sets forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	March 28, 2025	As a % of Total Net Revenue	March 29, 2024	As a % of Total Net Revenue
Net revenues	$638,914	100.0%	$586,712	100.0%
Cost of revenues	469,188	73.4	464,023	79.1
Gross margin	169,726	26.6	122,689	20.9
Operating expenses:
Selling, general and administrative	116,698	18.3	123,421	21.0
Research and development	55,734	8.7	81,911	14.0
Amortization of intangible assets	32,574	5.1	36,350	6.2
Restructuring and other charges	7,231	1.1	19,389	3.3
Acquisition costs and other related expenses	666	0.1	1,404	0.3
Total operating expenses	212,903	33.3	262,475	44.8
Loss from operations	(43,177)	(6.7)	(139,786)	(23.9)
Interest income	2,240	0.4	674	0.1
Interest expense	(25,404)	(4.0)	(25,856)	(4.4)
Other expense, net	(2,900)	(0.5)	(5,706)	(0.9)
Loss before income tax benefit	(69,241)	(10.8)	(170,674)	(29.1)
Income tax benefit	(14,967)	(2.3)	(43,811)	(7.5)
Net Loss	$(54,274)	(8.5)%	$(126,863)	(21.6)%
REVENUES
Total revenues increased $52.2 million, or 8.9%, to $638.9 million during the nine months ended March 28, 2025, as compared to $586.7 million during the nine months ended March 29, 2024. Revenues increased year over year as we pivoted our resources in fiscal 2024 to executing on our program base, including progress toward full rate production of our common processing architecture programs. Point in time revenue and over time revenue represented 51% and 49%, respectively, of total revenues during the nine months ended March 28, 2025, an increase of $70.0 million and $17.8 million, respectively. Point in time revenue and over time revenue represented 44% and 56%, respectively, of total revenue during the nine months ended March 29, 2024.
Revenue increases by product groupings were driven by the integrated solutions, modules and sub-assemblies, and components product groupings which increased by $28.2 million, $20.0 million and $4.0 million, respectively. The increase in total revenue by end application was primarily driven by the radar and other end applications increases of $54.4 million and $34.3 million, respectively, partially offset by decreases to other sensor & effector and C4I of $20.9 million and $15.2 million, respectively. The increase in total revenue by platform was also driven by higher Other, Land, and Naval of $41.5 million, $35.9 million, and $9.2 million, respectively, partially offset by decreases to Airborne and Space of $29.6 million and $4.8 million, respectively. The largest program increases were related to LTAMDS, MH-60R/S, Aegis, and a secure processing program, partially offset by decreases to the SCAR and Tracking Layer programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for the nine months ended March 28, 2025 or March 29, 2024.
GROSS MARGIN
Gross margin was 26.6% for the nine months ended March 28, 2025, an increase of 570 basis points from the 20.9% gross margin realized during the nine months ended March 29, 2024. The higher gross margin was driven primarily by net EAC change impact on our programs recognized over time of approximately $16.4 million recorded in the period, an incremental improvement of approximately $47.6 million, or 830 basis points, when compared to the prior period as well as lower inventory reserves of $19.0 million and lower warranty provisions of $5.1 million, partially offset by higher manufacturing adjustments of $11.1 million. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. We do not expect to see material increases to these costs in fiscal 2025, but they could impact our gross margins in fiscal 2026.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Nine Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Gross favorable	$20,262	$14,441
Gross unfavorable	(36,616)	(78,391)
Net impact of changes in estimates	$(16,354)	$(63,950)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $6.7 million, or 5.4%, to $116.7 million during the nine months ended March 28, 2025, as compared to $123.4 million during the nine months ended March 29, 2024. The decrease was primarily driven by the reduction in force initiated in fiscal 2024, resulting in lower compensation costs of $14.7 million, lower bad debt expense of $11.2 million, lower software licensing fees of $3.1 million, as well as lower equipment and supplies expense of $0.8 million. These decreases were partially offset by higher bonus and stock-based compensation of $11.2 million as well as higher legal and consulting costs of $9.3 million.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $26.2 million, or 32.0%, to $55.7 million during the nine months ended March 28, 2025, as compared to $81.9 million during the nine months ended March 29, 2024. The decrease was primarily driven by the savings from headcount reductions of 185 employees, initiated in fiscal 2024 and fiscal 2025, resulting in lower expense of $22.6 million, as well as decreased spend on outside services, supplies, and consulting services of $10.8 million. These decreases were partially offset by higher bonus expense of $7.4 million.

RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $7.2 million during the nine months ended March 28, 2025, as compared to $19.4 million during the nine months ended March 29, 2024. Restructuring and other charges during the nine months ended March 28, 2025 related to severance related charges primarily related to the reduction in workforce initiated January 29, 2025. Restructuring and other charges during the nine months ended March 29, 2024 include $19.4 million of severance costs related to workforce reductions that eliminated approximately 250 positions.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.7 million during the nine months ended March 28, 2025, as compared to $1.4 million during the nine months ended March 29, 2024. The acquisition costs and other related expenses we incurred during the nine months ended March 28, 2025 includes $0.5 million related to run-rate amortization of fair value adjustments from purchase accounting and $0.2 million related to the acquisition of Star Lab and disposal of our manufacturing operations in Plan-Les-Ouates, Switzerland. Acquisition costs and other related expenses during the nine months ended March 29, 2024 includes $0.5 million related to run-rate amortization of fair value adjustments from purchase accounting, $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $2.2 million of interest income during the nine months ended March 28, 2025, as compared to $0.7 million during the nine months ended March 29, 2024. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
We incurred $25.4 million of interest expense during the nine months ended March 28, 2025, as compared to $25.9 million during the nine months ended March 29, 2024. The decrease was driven by lower average outstanding borrowings during the period on the Revolver.
OTHER EXPENSE, NET
Other expense, net decreased $2.8 million to $2.9 million during the nine months ended March 28, 2025, as compared to $5.7 million during the nine months ended March 29, 2024. There was $4.3 million of financing costs, $0.9 million of consulting costs, and $0.8 million of securities class action expense, partially offset by other income of $2.9 million, primarily related to the sale of the mc.com domain name, and $0.3 million of net foreign currency translation gains during the nine months ended March 28, 2025. There was $4.0 million of litigation and settlement costs, $2.1 million of financing costs and $0.5 million of net foreign currency translation losses, partially offset by other income of $0.9 million during the nine months ended March 29, 2024.
INCOME TAXES
We recorded an income tax benefit of $15.0 million and $43.8 million on a loss before income taxes of $69.2 million and $170.7 million for the nine months ended March 28, 2025 and March 29, 2024, respectively.
During the nine months ended March 28, 2025, we recognized a return to provision adjustment of $2.8 million related to federal and state research and development credits.
The effective tax rate for the nine months ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes. The effective tax rate for the nine months ended March 29, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation shortfalls, and state taxes.
We continue to maintain a valuation allowance on the majority of our foreign net operating loss carryforwards and state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, our ability to raise capital under our universal shelf registration statement and our ability to factor our receivables. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We have experienced growth in our working capital balances and, in particular, related to unbilled receivables and inventory over the last several years. As we have received follow-on production awards, our unbilled receivables began to convert to cash reducing our working capital balances during the nine months ended March 28, 2025. As we receive follow-on production awards, we believe that both unbilled receivables and inventory should convert to cash further reducing our working capital balances.
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
During the third quarter and nine months ended March 28, 2025, we did not have any additional borrowings or repayments. As of March 28, 2025, we were in compliance with all covenants and conditions under the Revolver and expect to be within our covenants and conditions for the remainder of the year. The borrowing capacity as defined under the Revolver as of March 28, 2025 is approximately $900.0 million, less outstanding borrowings of $591.5 million.
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

On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60.0 million. We factored accounts receivable and incurred factoring fees of approximately $55.1 million and $1.3 million, respectively, for the nine months ended March 28, 2025. We factored accounts receivable and incurred factoring fees of approximately $44.2 million and $1.6 million respectively, for the nine months ended March 29, 2024.
CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	March 28, 2025	March 29, 2024
Net cash provided by (used in) operating activities	$100,776	$(11,379)
Net cash used in investing activities	$(11,105)	$(23,943)
Net cash (used in) provided by financing activities	$(757)	$106,217
Net increase in cash and cash equivalents	$89,301	$71,082
Cash and cash equivalents at end of period	$269,822	$142,645
Our cash and cash equivalents increased by $89.3 million from June 28, 2024 to March 28, 2025, as the result of $100.8 million of cash provided by operating activities, $4.6 million of cash provided by other investing activities, and $1.5 million of proceeds from employee stock plans, partially offset by $15.7 million invested in purchases of property and equipment and $2.2 million of cash paid in deferred financing and offering costs.
Operating Activities
During the nine months ended March 28, 2025, we had an inflow of $100.8 million in cash from operating activities compared to a $11.4 million outflow during the nine months ended March 29, 2024. The inflow during the nine months ended March 28, 2025 was primarily due to a lower net loss of $72.6 million, higher inflow from deferred revenues and customer advances of $53.7 million, lower prepaid income taxes of $25.0 million, lower outflow from accounts payable, accrued expenses, and accrued compensation of $20.6 million, and an income tax refund received of $5.3 million as compared to income tax payments of $25.9 million during the nine months ended March 29, 2024. This activity was partially offset by a lower inflow from accounts receivable, unbilled receivables, and costs in excess of billings of $37.5 million and a $11.2 million lower provision for bad debt. The nine months ended March 29, 2024 also included a $7.4 million inflow from the cash settlement for the termination of the interest rate swap.
Investing Activities
During the nine months ended March 28, 2025, we invested $11.1 million, a decrease of $12.8 million, as compared to $23.9 million during the nine months ended March 29, 2024 primarily due to $8.2 million lower purchases of property and equipment and an inflow of $4.6 million due to other investing activities.
Financing Activities
During the nine months ended March 28, 2025, we had no additional borrowings on our Revolver as compared to $105.0 million of borrowings during the nine months ended March 29, 2024. The nine months ended March 28, 2025, included $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025, partially offset by $1.5 million proceeds from employee stock plans.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 28, 2025:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$156,759	$156,759	$—	$—	$—
Operating leases	79,676	14,583	27,484	20,974	16,635
	$236,435	$171,342	$27,484	$20,974	$16,635
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements are for less than one year and aggregated approximately $156.8 million at March 28, 2025.

We have a liability at March 28, 2025 of $7.7 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net loss	$(19,170)	$(44,574)	$(54,274)	$(126,863)
Other non-operating adjustments, net	(3,911)	(64)	(3,097)	(375)
Interest expense, net	6,778	8,777	23,164	25,182
Income tax benefit	(2,648)	(12,643)	(14,967)	(43,811)
Depreciation	9,731	10,221	29,484	30,289
Amortization of intangible assets	10,185	11,533	32,574	36,350
Restructuring and other charges	4,931	9,841	7,231	19,389
Impairment of long-lived assets	—	—	—	—
Acquisition, financing and other third party costs	1,072	778	4,512	2,970
Fair value adjustments from purchase accounting	131	177	486	532
Litigation and settlement expense, net	5,467	2,096	8,948	3,982
Stock-based and other non-cash compensation expense	12,124	11,461	34,108	30,607
Adjusted EBITDA	$24,690	$(2,397)	$68,169	$(21,748)
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income (loss) and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	March 28, 2025		March 29, 2024
Net loss and loss per share	$(19,170)	$(0.33)	$(44,574)	$(0.77)
Other non-operating adjustments, net	(3,911)		(64)
Amortization of intangible assets	10,185		11,533
Restructuring and other charges	4,931		9,841
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	1,072		778
Fair value adjustments from purchase accounting	131		177
Litigation and settlement expense, net	5,467		2,096
Stock-based and other non-cash compensation expense	12,124		11,461
Impact to income taxes(1)	(7,240)		(6,384)
Adjusted income (loss) and adjusted earnings (loss) per share(2)	$3,589	$0.06	$(15,136)	$(0.26)

Diluted weighted-average shares outstanding		59,367		57,698

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share or Adjusted loss per share is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the third quarters ended March 28, 2025 and March 29, 2024.

	Nine Months Ended
(In thousands, except per share data)	March 28, 2025		March 29, 2024
Net loss and loss per share	$(54,274)	$(0.93)	$(126,863)	$(2.20)
Other non-operating adjustments, net	(3,097)		(375)
Amortization of intangible assets	32,574		36,350
Restructuring and other charges	7,231		19,389
Impairment of long-lived assets	—		—
Acquisition and financing costs	4,512		2,970
Fair value adjustments from purchase accounting	486		532
Litigation and settlement expense, net	8,948		3,982
Stock-based and other non-cash compensation expense	34,108		30,607
Impact to income taxes(1)	(20,515)		(19,588)
Adjusted income (loss) and adjusted earnings (loss) per share(2)	$9,973	$0.17	$(52,996)	$(0.92)

Diluted weighted-average shares outstanding		59,024		57,536

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There was a $0.01 impact to the calculation of adjusted earnings per share as a result of this for the nine months ended March 28, 2025 and no impact to the calculation of adjusted earnings per share as a result of this for the nine months ended March 29, 2024.

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
The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net cash provided by (used in) operating activities	$29,974	$(17,805)	$100,776	$(11,379)
Purchase of property and equipment	(5,914)	(7,938)	(15,705)	(23,943)
Free cash flow	$24,060	$(25,743)	$85,071	$(35,322)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 28, 2024 to March 28, 2025.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 28, 2025. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS
Other than as noted below, there have been no material changes to the risk factors presented in our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. For further discussion of our risk factors, refer to the section titled Risk Factors in our 2024 Annual Report on Form 10-K. See also Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for additional information regarding risks related to tariffs.
Current trade policies could increase the cost of our manufacturing operations, potentially reducing our gross margins and demand for our products.
There is substantial current uncertainty with respect to trade policies and treaties between the U.S. and other countries. The U.S. has recently announced a broad increase in tariffs on imported components, subject to limited exceptions. Major U.S. trading partners have announced retaliatory tariffs in response. As a result, we are exposed to increased tariffs with respect to products and components that we import into the U.S. Our gross margins could be reduced, potentially significantly, in the event we are unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period. Any significant increase in the price of our products due to increased costs may result in a reduction in demand from our customers at such higher prices. The impact of any tariff increases will depend on various factors, including if such increases are ultimately implemented, the timing of implementation, contractual terms and the amount, scope and nature of the tariffs.
Tariffs and other restrictive trade measures may require us to take various actions, including changing suppliers and altering business relationships. Changing our operations in accordance with new or evolving trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Tariffs and trade restrictions can be announced with little or no advanced notice, and we may not be able to effectively mitigate all adverse impacts from such measures.
ITEM 5.     OTHER INFORMATION
During the third quarter ended March 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 6, 2025.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer