Form 10-K
period 2025-06-27
MERCURY SYSTEMS INC
filed 2025-08-11
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240. 10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.5 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2025: 59,915,670 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
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
All references to fiscal 2025 are to the 52-week period from June 29, 2024 to June 27, 2025. All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024. All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023.

ITEM 1.BUSINESS
Our Company
Mercury Systems is a technology company that delivers mission-critical processing to the edge - where signals and data are collected - to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
The Mercury Processing Platform is the unique advantage we provide to our customers. It comprises the innovative technologies we’ve developed and acquired for more than 40 years that bring integrated, mission-critical processing to the edge. Our processing platform spans the full breadth of signal processing—from radio frequency (“RF”) front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. It allows us to offer standard products and custom solutions from silicon to system scale, including components, modules, subsystems, and systems and it embodies the customer-centric approach we take to delivering capabilities that are mission-ready, trusted and secure, software-defined, and open and modular.
As a leading manufacturer of essential components, products, modules and subsystems, we sell to the top U.S. and European defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Our mission-critical products and solutions are deployed by our customers for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and command, control, communications, and intelligence (“C4I”). Mercury has built a trusted, robust portfolio of proven capabilities, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure, and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury.
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
Our consolidated revenues, net loss, diluted loss per share, adjusted earnings per share, and adjusted EBITDA for fiscal 2025 were $912.0 million, $(37.9) million, $(0.65), $0.64 and $119.4 million, respectively. Our consolidated revenues, net loss, diluted loss per share, adjusted loss per share, and adjusted EBITDA for fiscal 2024 were $835.3 million, $(137.6) million, $(2.38), $(0.69) and $9.4 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.

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
Our structure is aligned and optimized to execute against these different business models. In 2024, we reorganized to streamline and simplify operations, consolidating two divisions into a single integrated structure that unified all lines of business and matrixed business functions. Our U.S.-based businesses are aligned into two product-oriented business units – Signal Technologies and Processing Technologies –and a third business unit focused on more comprehensive solutions – Integrated Processing Solutions. A fourth business unit is dedicated to bringing our advanced edge processing capabilities to the international market, with facilities in the U.K., Spain, and Switzerland. Our Engineering, Operations, and Mission Assurance organizations are also centralized to drive performance excellence. Our Advanced Concepts Group, combined with our integrated Growth organization and the office of the Chief Technology Officer are focused on innovation and ensuring that our Processing Platform continues to solve our customer's most challenging processing requirements into the future.
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
1.Performance Excellence – Ramp critical production programs aligned with our value creation model, deliver key development programs and product innovations, and mature our management systems and processes.
2.Thriving Growth Engine – Create a growth engine that is consistently bidding and winning new contracts to drive industry leading organic growth at target margins.
3.Margin Expansion – Drive comprehensive cost management efforts corporate-wide including improvement in gross margins across all programs and products.
4.Cash Release – Enhance our cash flow conversion, including improvements in delivery and collection.
Our Solutions and Products
We believe we have built the most trusted, proven, contemporary portfolio of solutions and sub-systems that are purpose-built to meet or exceed our customers’ most pressing processing needs. The Mercury Processing Platform now has an end-to-end suite of mission-critical processing technologies, comprising:
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
Secure: Security engineering to ensure system wide integrity and protect Critical Program Information, IP and sensitive data–including securing boot, key management, attack countermeasures and memory management.
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
The Mercury Processing Platform is designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, we seek to leverage technology investments across multiple lines of business. Examples of hardware products include small, custom microelectronics, embedded sensor processing subsystems, RF and microwave components, modules and subsystems, rugged servers and avionics mission computers.
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
We engage with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Altera® server-class processing products, AMD Field Programmable Gate Arrays (“FPGA”), as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core capabilities, the SWaP constraints inherent in high-performance embedded processing applications create unique challenges. For example, to address customer needs for faster signal conversion in radar, communications, electronic warfare, signals intelligence, and industrial applications, in the past year we introduced several products powered by Altera's most advanced Agilex 9 Direct RF FPGA chips that allow radio frequency signals to be directly digitized at the antenna, eliminating the analog signal down conversion stages required by legacy hardware.
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
Open Standards Support
Mercury has a long history of driving modular open systems architectures and has remained committed to creating, advancing and adopting open standards for all our products, from our smallest components and connectors to our largest, high-performance, integrated multi-computer systems. With over forty years of technology leadership within the high-performance embedded computing industry, we have pioneered or contributed to the development of many of the defense industry’s current and emerging open standards, including standards such as RACEway, RapidIO, VXS, VPX, REDI and notably OpenVPX. These open standards allow system integrators to benefit from the interoperability of modules produced by multiple vendors. We also continue to be influential in the industry-standards organizations associated with our market segments. As a member of the VMEbus International Trade Association (“VITA”), the Sensor Open Systems Architecture (“SOSA”) initiative, the Future Airborne Capability Environment (“FACE”) consortium and the Vehicular Integration for C4ISR/EW Interoperability (“VICTORY”) consortium, among other standards bodies, Mercury is helping to guide the aerospace and defense industry toward greater openness and vendor interoperability, consistent with the DoD’s focus on using MOSA in major programs.
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
Market Opportunity
Mercury serves a large and growing global defense technology market with strong tailwinds from the current defense super-cycle and secular growth targets. We are focused on the Tier 2 and Tier 3 defense technology market, which continues to grow at a faster rate than the expected increase in total U.S. defense spending.
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
Our market opportunity is defined by the growing demand for domestically designed, sourced and manufactured electronics for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on making commercially available technologies profoundly more accessible to the aerospace and defense sector, specifically as it relates to C4I systems, sensors and EW; and commercial markets, which include aerospace communications and other computing applications. We believe we are well-positioned in growing sustainable market segments of the aerospace and defense sector that rely on advanced technologies to improve warfighter capability and provide enhanced force protection capabilities. The acquisitions of the carve-out business from Microsemi Corporation, Delta Microwave LLC, Syntonic Microwave LLC, Pentek Technologies LLC, and Atlanta Micro, Inc., further improved our ability to compete successfully in these market segments by allowing us to offer an even more comprehensive set of closely related capabilities. The CES Creative Electronic Systems, S.A., Richland Technologies, LLC, GECO Avionics LLC, American Panel Corporation, Physical Optics Corporation, and Avalex Technologies LLC acquisitions provided us new capabilities that substantially expanded our addressable market into defense platform management, mission computing and commercial aerospace markets that are aligned to our existing market focus. The additions of Themis and Germane provided us with new capabilities and positioned us with a significant footprint within the rugged server business. Our organic investments as well as the acquisitions of LIT, the Microsemi Carve-Out Business, Athena, and Star Lab added to our portfolio of embedded security products that can be leveraged across our business.
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities. These trends include:
•The aerospace and defense electronics market is expected to grow in 2025 and beyond. According to Renaissance Strategic Advisors (“RSA”), as of May 2025, the global aerospace and defense electronics market is estimated to be $157 billion in 2025, growing to $197 billion by 2029. Within this global market, RSA estimates that the total Tier 2 defense electronics market, which Mercury participates in, was approximately $51 billion in 2025, and will grow to $66 billion in 2029. The aerospace and defense electronics marketplace consists of two primary subsegments: (i) C4I and (ii) sensor and effector mission systems. C4I encompasses platform and mission management, which include avionics and vetronics, C2I, which includes command and control and intelligence, and dedicated communications processing. Sensor and effector mission systems are primarily different types of sensor modalities such as EW, radar, EO/IR and acoustics as well as weapons systems such as missiles and munitions. Within the global Tier 2 C4I market in which we participate, RSA estimated the market for 2025 to be $7.9 billion for platform and mission management, $10.4 billion for C2I and $10.9 billion for dedicated communications. RSA estimates the compound annual growth rate (“CAGR”) from 2025-2029 for these markets to be 6.6% for platform and mission management, 6.1% for C2I and 7.0% for dedicated communications. Within the global Tier 2 sensor and effector mission systems market in which we participate, RSA estimated the market for 2025 to be $6.5 billion for EW, $7.0 billion for radar, $2.9 billion for EO/IR, $1.5 billion for acoustics and $4.1 billion for weapons systems. RSA estimates the 2025-2029 CAGR for these markets to be 6.2% for EW, 6.9% for radar, 6.0% for EO/IR, 7.0% for acoustics and 6.6% for weapons systems. Within the context of the overall U.S. defense budget and spending for defense electronics specifically, we believe the C4ISR, EW, guided missiles and precision munitions and ballistic missile defense market segments have a high priority for future DoD spending. We continue to build on our strengths in the design and development of performance optimized electronic subsystems for these markets, and often team with multiple defense prime contractors as they bid for projects, thereby increasing our chance of a successful outcome. We expect to return to our above industry-average growth.
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
•A greater percentage of the value associated with future defense platforms will be driven by electronic systems content, and upgrades to existing platforms will focus on sensors, signal processing, sensor algorithms, multi-intelligence fusion and exploitation and computing and communications capability – all areas where Mercury participates. These trends remain favorable in our view and the demand environment is improving due to urgent needs for warfighting capability at a more rapid pace than traditional defense prime contractors can easily react to, as demonstrated by our history of design wins. We believe that our addressable market continues to increase, driven in large part by our strategic move into mission systems and potential to deliver innovative processing solutions at chip scale, and that primes will increasingly seek out our high-performance, cost-effective open architecture products.
•Defense procurement reform is causing the defense prime contractors to outsource more work to commercial companies and we believe that prime contractor outsourcing is our largest secular growth opportunity. RSA estimates that in 2025 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury was approximately $25 billion. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. The U.S. government is intensely focused on making systems more affordable and shortening their development time. In addition, the U.S. government is challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like Mercury, which we believe is our largest secular growth opportunity. As a merchant supplier of commercial technologies to the defense industry, we believe our products and subsystem solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale and stability in addition to the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers. These factors are providing incentives for defense prime contractors to outsource more work to subcontractors with significant expertise and cost-effective technology capabilities and solutions, and we have transformed our business model over the last several years to address these long-term outsourcing trends and other needs.
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
•Mercury is well-positioned to help address the need for DoD to access the latest commercial silicon, combined with the desire to ensure a trusted domestic supply of silicon technologies. In May 2023, DoD’s National Defense Science and Technology Strategy listed microelectronics among its critical technology areas for investment. DoD’s fiscal year 23 budget requested $3.3 billion to fund microelectronics research and development initiatives, a historically large increase in funding. DoD's FY24 budget requested $2.6 billion to fund microelectronic initiatives, and the fiscal year 25 President's Budget request includes $2.5 billion to fund microelectronics initiatives. We believe Mercury is the leading provider of commercially developed silicon purpose-built for the specific requirements of aerospace and defense customers. This capability began with our 2016 acquisition of the Microsemi Carve-Out Business, which included capabilities in trusted and secure microelectronics. Since the acquisition, we have made additional investments in security and advanced packaging. This initiative is specifically intended to bridge DoD technologies from monolithic ASIC designs, which are purpose-built for DoD but are deployed on legacy silicon designs, to heterogeneous “chiplet” architectures, which leverage best-of-breed silicon from commercial providers and packages the silicon for defense-specific applications, including the ability to embed security into the device itself.
•We have invested in advanced, domestic design and manufacturing capabilities. We have prioritized investments to build our internal capabilities and capacity for defense electronics design and manufacturing in the U.S. These investments include the consolidation of a number of sub-scale microelectronics manufacturing facilities into our modern advanced microelectronics centers (“AMCs”) as well as the establishment of our operations facility in Phoenix, Arizona. In addition to the consolidation of facilities into scalable engineering and manufacturing centers of excellence, we have made the necessary investments to outfit these facilities with modern, scalable and redundant tools and equipment to promote quality, efficiency, throughput and redundancy. In addition, we invested in our information technology (“IT”) infrastructure and business systems to meet Defense Federal Acquisition Regulation Supplement (“DFARS”) requirements for cybersecurity. These investments taken together are intended to demonstrate our commitment to meeting DoD expectations for a trusted and secure defense industrial base. Our AMCs in Hudson, New Hampshire, West Caldwell, New Jersey, Oxnard, California, Huntsville, Alabama, Phoenix, Arizona and Torrance, California are strategically located near key customers and are purpose-built for the design, build and test of RF components and subsystems in support of a variety of key customer programs. Our Phoenix facility is built around scalable, repeatable, secure, affordable and predictable manufacturing. Phoenix is a IPC1791 certified secure trusted site, certified to AS9100 quality standards and it utilizes Lean Six Sigma methodologies throughout manufacturing. The facility is designed for efficient manufacturing, enabling our customers to access the best proven technology and high performing, secure processing solutions. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness.
•Long-Standing Industry Relationships. We have established long-standing relationships with defense prime contractors, the U.S. government and other key organizations in the defense industry over our 30 years in the defense electronics industry. Our top customers include Airbus, BAE Systems, Boeing, General Atomics, General Dynamics, L3Harris Technologies, Leonardo, Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation and the U.S. Navy. Over this period, we have become recognized for our ability to develop new technologies and meet stringent program requirements. We believe we are well-positioned to maintain these high-level customer engagements and enhance them through the additional relationships that our recently acquired businesses have with many of the same customers.
•Operational Execution Experience. The members of our leadership team possess extensive expertise within the aerospace, defense, and technology industries. Their collective history of building management systems and processes has consistently proven to successfully scale and grow a business to enhance overall returns. They also bring experience in effectively implementing operational transformations that deliver strong results and drive long-term value creation. Our leadership team is focused on operational execution, including setting clear priorities, developing the appropriate processes and systems, and delivering results. We are focused on four priorities to unlock capacity to create value and reinvest for growth. They include: performance excellence, building a thriving growth engine, expanding margins, and driving cash release. Our ability to make progress in each of these areas is predicated upon having the highest performing team in our industry, which is the thrust of several significant workforce development initiatives. We are confident that we have assembled the necessary expertise to continue to grow and scale our business.
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
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements and a track record of successfully supporting many high-profile programs in the defense and aerospace markets. There are competitors in the different market segments and application types in which we participate. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoD as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our longstanding subsystem expertise to provide this value to our customers.
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, microelectronics, platform management and other safety-critical applications. Total expenditures for research and development amounted to $67.6 million, $101.3 million and $108.8 million in fiscal years 2025, 2024 and 2023, respectively. As of June 27, 2025, we had 579 employees, including hardware and software architects and design engineers, primarily engaged in engineering, research, and product development activities. These individuals, in conjunction with our sales team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our products and solutions are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display systems and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona facility manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix facility is also an IPC1791 certified and DMEA certified trusted manufacturing facility, primarily focused on advanced secure system-on-chip design, assembly, packaging and test. Our Cypress, California, West Lafayette, Indiana, and Huntsville, Alabama facilities are AS9100 quality systems-certified facilities as well. Our Fremont, California and Alpharetta, Georgia facilities are ISO 9001:2015 quality systems-certified. Our Hudson, New Hampshire and Chantilly, Virginia locations are IPC1791 and AS9100 quality systems-certified facilities. Our Andover, Massachusetts and Hudson, New Hampshire facilities design and assemble our processing products and are AS9100 quality systems-certified facilities. Our Andover, Massachusetts facility is also a DMEA-certified trusted design facility and is primarily focused on advanced security features for the processing product line. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our Phoenix facility has the manufacturing capabilities to complete the assembly and testing for certain of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems’ manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include a supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
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
Intellectual Property and Proprietary Rights
We hold a broad collection of intellectual property rights to protect our proprietary technologies and our brands. These include patents, designs, copyrights, trademarks and trade secrets in the U.S. and various foreign countries. Although we believe the ownership of such intellectual property rights is an important factor in differentiating our business and that our success depends in part on such ownership, we primarily rely on the innovation skills and technical expertise of our employees.
We regularly file patent and trademark applications, including payment of related maintenance fees, to protect innovations and brands arising from our research and development. We also rely on a combination of trade secret, patent, copyright, and trademark laws, as well as contractual agreements, to safeguard our proprietary rights in technologies and in our products. In seeking to limit access to sensitive information to the greatest extent practicable, we routinely enter into confidentiality agreements and assignment of invention agreements with each of our employees and consultants, and execute nondisclosure agreements with our customers, suppliers, and vendors.
We have licensed intellectual property rights in the past and expect that we may license such rights in the future to certain other parties. Some of our products may include intellectual property owned by third parties. It may be necessary in the future to review or renew such licenses to various aspects of our products and services.
Over time, we have accumulated a significant portfolio of issued patents and registered trademarks, including other intellectual property rights. No single intellectual property right is solely responsible for protecting our products, processes and services. We believe our policies and safeguard measures to protect our intellectual property are sufficient relative to the use and lives of our products and services.
Backlog
As of June 27, 2025, we had a backlog of orders aggregating approximately $1.4 billion, of which $807.8 million is expected to be recognized as revenue within the next twelve months. As of June 28, 2024, backlog was approximately $1.3 billion. Our backlog is comprised of accepted purchase orders for which a majority are fully funded. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.

Human Capital
At Mercury, our people are at the center of everything we do in driving Innovation that Matters®. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought, experience, and culture, and are committed to providing an environment that respects the varied backgrounds and viewpoints of our employees. Our initiatives focus on building and maintaining talent that will create cohesive and collaborative teams that drive innovation. Our Board of Directors provides oversight of our people practices, including regularly reviewing workforce metrics such as those described below.
•Employee Overview: As of June 27, 2025, we employed 2,162 people excluding contractors around the globe, including 579 in research and development, 112 in sales and marketing, 1,180 in manufacturing and customer support and 291 in general and administrative functions. Our primary operations are in the U.S. with 2,061 employees and we operate offices in 12 states. Outside the U.S., we had 101 employees, and operate from locations in Spain, Switzerland, and the United Kingdom. No employees are covered by any collective bargaining or similar agreements. We also use contractors on an as-needed basis.
•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We regularly seek employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team and people leaders across the Company. Participation in our most recent employee engagement survey in April 2025 remained strong at 75%. Our investment in our employees extends to our workplaces. For fiscal 2025, we invested over $1.8 million to upgrade our locations to world-class facilities. We also encourage employees to give back to our communities. Mercury sponsors and participates in a number of philanthropic events in our communities, such as Run to Home Base, an annual event that funds clinical care and support for veterans and their families who are impacted by the invisible wounds of war.
•Training and Development: Life-long learning is encouraged at Mercury through our offering of LinkedIn Learning, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists with our internship and co-op programs. We offer a two-year engineering rotational program to recent graduates in electrical, firmware, software, RF and systems engineering disciplines. During the program, employees gain insight and experience rotating through multiple engineering disciplines and upon program completion are matched with a position. During fiscal 2025, we have also invested $1.7 million in formal leadership programs to further develop our leaders, at various levels: leadership cohorts, mentor programs; team excellence discussions, training programs for new managers and regular engagement with our executive leadership team.
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
•Environmental, Health and Safety: On our website, we disclose environmental stewardship, quality and safety information, including OSHA injury data. We received an Environment, Social, and Governance ("ESG") score of AAA on the Morgan Stanley Capital International ("MSCI") ESG Rating scale during 2025, placing us in the top 5% of their ratings group for aerospace and defense.
•Diversity and Employee Initiatives: Development of a broad talent pipeline is a business imperative at Mercury and critical to our ability to drive innovation and improve long-term results. We have established relationships with job networks and educational institutions to proactively attract a diverse pool of talent. Our employees are afforded opportunities to deliver creative solutions that are rich in thought, experience, and culture within Mercury and our industry. We also regularly conduct pay equity assessments to help ensure the fairness of our pay practices and make adjustments as needed.
Customers
RTX Corporation comprised 13%, 10%, and 14% of our revenues in each of the fiscal years 2025, 2024 and 2023, respectively. Lockheed Martin comprised 10%, 11%, and 13% of our revenues in each of the fiscal years 2025, 2024 and 2023, respectively. The United States Navy comprised 10% of our revenues in fiscal 2025, and accounted for less than 10% of our revenues in fiscal years 2024 and 2023. L3Harris accounted for less than 10% of our revenues in fiscal 2025, 12% of our revenues in fiscal 2024, and less than 10% of our revenues in fiscal 2023. Northrop Grumman accounted for less than 10% of our revenues in fiscal 2025 and fiscal 2024, and comprised 11% in fiscal year 2023. While sales to each of these customers may comprise 10% or more of our annual revenue, the sales to these customers are spread across multiple programs and platforms. For the fiscal years ended 2025, 2024 and 2023, we had no single program that represented 10% or more of our revenues.
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
Investors and others should note that we announce material financial information using our website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts, and social media, including X (X.com/mrcy) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, we encourage investors and others interested in Mercury to review the information we post on the social media and other communication channels listed on our website.
ITEM 1A.    RISK FACTORS:
Risks Related to Business Operations and Our Industry
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government, as well as foreign governments, accounted for approximately 97%, 95% and 98% of our total net revenues in fiscal years 2025, 2024 and 2023, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2026 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities toward non-defense budget items could adversely impact our revenues and increase uncertainty in our business and financial planning.
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
Economic, capital market and political conditions could adversely affect our business, results of operations, and financial condition.
Global economic conditions, financial markets and geopolitical events have, at times, experienced turmoil which could have material adverse impacts on our financial condition or our ability to achieve targeted results of operations due to:
•reduced and delayed demand for our products;
•increased risk of order cancellations or delays;
•downward pressure on the prices of our products;
•supply chain challenges to source raw materials;
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
The loss of one or more of our largest customers or programs could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2025, RTX Corporation accounted for 13% of our total net revenues and both Lockheed Martin and U. S. Navy accounted for 10% of our total net revenues. In fiscal 2024, L3Harris accounted for 12% of our total net revenues, Lockheed Martin accounted for 11% of our total net revenues, and RTX Corporation accounted for 10% of our total net revenues. In fiscal 2023, RTX Corporation accounted for 14% of our total net revenues, Lockheed Martin accounted for 13% of our total net revenues, and Northrop Grumman accounted for 11% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights which could lead to a shift of production on such a program away from us which in turn could lead to lower revenues.
Going forward, we believe the F-35, F/A-18, KC-46, LTAMDS, SCAR, and THAAD programs could be a large portion of our future revenues in the coming years, and the loss or cancellation of these programs could adversely affect our future results. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
Failure to respond to competition or evolving technology could lead to customer loss and missed business opportunities. The emergence of commodity-type substitutes may cause customers to delay purchases or seek alternatives.
Our markets are highly competitive, with frequent technological advances and evolving industry standards. Competitors may offer lower pricing, superior products or better delivery, reducing demand for our offerings. Operational challenges have impacted our on-time delivery, affecting visibility, design wins, bookings and revenue. Customers may opt for lower-cost alternatives or insource previously outsourced products.
Rapid technological changes could lead to new competitors, resulting in lost customers and programs. Negative perceptions regarding cost or delivery issues may further impact our ability to secure business. Limited engagement with key government-funded laboratories (e.g., DARPA, MIT Lincoln Labs, and MITRE) may hinder our ability to become a design partner for defense prime contractors.

Our products are designed to operate under strict physical constraints and harsh conditions. Historically, these requirements have limited the use of lower-cost commodity systems. However, advancing technology and evolving military requirements may increase the acceptability of such alternatives. The entry of commercial server manufacturers and new competitors into aerospace and defense electronics could reduce demand for our products, negatively impacting revenue and operating results.
Defense customers require frequent technological advancements for military superiority. Historically, many design projects receive funding without actual deployment, and deployed systems favor subcontractors involved in the design phase. To secure future business, we must consistently provide superior technology in a timely and cost-effective manner.
The design-in process is lengthy and costly, with no assurance that we will continue meeting customer specifications. Failing to anticipate technological shifts, customer needs or demand fluctuations could negatively impact financial results, including inventory obsolescence. Building inventory ahead of contractual commitments or purchasing end-of-life materials before confirmed customer demand increases this risk.
Product complexity occasionally leads to manufacturing delays. For example, in fiscal year 2024, we halted production for months on multiple secure computing programs due to a root cause analysis, materially affecting financial results and customer confidence. These challenges could recur in the future on other programs.
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
Trade policies pose a risk to our manufacturing operations, potentially reducing our gross margins and impacting demand for our products. There is uncertainty with respect to trade policies and treaties between the U.S. and other countries. The U.S. has announced broad increases in tariffs on imported components, subject to limited exceptions. Major U.S. trading partners have announced retaliatory tariffs in response and some have negotiated new trade agreements. As a result, we are exposed to increased tariffs with respect to products and components that we import into the U.S. Our gross margins could be reduced, potentially significantly, in the event we are unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period. For example, tariff adjustments include a 10% baseline tariff on all imports to the U.S., with higher tariffs on specific goods from a range of countries. Any significant increase in the price of our products due to increased costs may result in a reduction in demand from our customers at such higher prices. The impact of any tariff increases will depend on various factors, including if such increases are ultimately implemented, the timing of implementation, contractual terms and the amount, scope and nature of the tariffs.
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
We may not be able to effectively manage our relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. We rely on contract manufacturers to build hardware sub-assemblies for certain of our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to contract manufacturers several months prior to scheduled delivery of our products to customers. If we overestimate requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact our earnings. If we underestimate requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. Contract manufacturers also build products for other companies, and they may not have sufficient quantities of inventory available or sufficient internal resources to fill our orders on a timely basis or at all. These risks may be enhanced for our International operations as we outsourced our former Swiss manufacturing operations to Cicor Group during fiscal 2025.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets and have sales offices and manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain and the United Kingdom. Revenues from international operations accounted for 5% of our total net revenues in each fiscal 2025, 2024, and 2023. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
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
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at June 27, 2025. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of June 27, 2025, we had a liability of $5.3 million in Other non-current liabilities representing the net under-funded status of the Plan.
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
While our revenues are generated through the sale of products and services across hundreds of programs with no single program contributing more than 10% of our annual revenues, we have experienced fluctuations in operating results due to shifts in timing or quantities across certain of our larger programs. Customers specify delivery date requirements that coincide with their need for our products and services on the programs in which we participate. Because these customers may use our products and services in connection with a variety of defense programs or other projects with different sizes and durations, a customer’s orders for one quarter generally do not indicate a trend for future orders by that customer or on that program. As such, we cannot always accurately plan our manufacturing, inventory and working capital requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances and reduce our working capital and operational flexibility. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
High quarterly book-ship ratios have pressured our inventory and cash flow management at various times, necessitating increased inventory balances to ensure quarterly revenue attainment. Increased inventory balances tie up additional capital, limiting our operational flexibility. Some of our customers may have become conditioned to wait until the end of a quarter to place orders in the expectation of receiving a discount. Customers conditioned to seek quarter-end discounts increase risk and uncertainty in our financial forecasting and decrease our margins and profitability.
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
•excess and obsolescence of inventory;
•delays due to the implementation of new tariffs or other trade barriers;
•the timing of product line transitions;

•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in estimates of completion (EAC) on fixed price engagements, which represent a substantial percentage of our business.
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
Many of our contracts require that our facilities remain certified at the AS9100 or ISO9001 level in order to ship products from the relevant facility. Failure to obtain or maintain the required certification may require a waiver by the customer for shipments to continue until the certification is obtained. There can be no assurance that we will receive any customer waivers if a required certification is lost or delayed.
Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities, and information technology. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Over time revenue recognition is more reliant on estimates than the accounting for our component sales. Changes in estimates of completion ("EACs") on fixed price engagements, which represent a substantial percentage of our business, also requires judgement, including in assessing risks, estimating contract revenue and costs, and predicting future performance. Actual results could differ from those estimates, and changes in estimates in subsequent periods could cause our results of operations to fluctuate.
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
Our insurance coverage, customer indemnifications or other liability protections may be inadequate to cover our significant business risks, which could have a material adverse effect on our financial position.
We may be subject, in the ordinary course of business, to losses resulting from product liability, cyber-attacks, accidents, natural disasters, and other claims against us, for which we may have no insurance coverage. The policies limits and terms of coverage may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

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
•poor compliance and document retention and retrieval programs pre-acquisition at acquired companies, which may lead to liabilities for violations, or impact the business acquired when placed under our compliance programs;

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
We may incur substantial indebtedness.
On August 13, 2024, we amended our Revolver, permanently decreased borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) estimate at completion (“EAC”) charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. The temporary reduction in credit availability was removed as of the filing of our Q2 compliance certificate, and capacity returned to $900.0 million. As of June 27, 2025, we had $591.5 million of outstanding borrowings on the Revolver.
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

Increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. Assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates. We may also incur costs related to interest rate hedges, including the termination of any such hedges. As of June 27, 2025, we had a swap agreement in effect that fixed $300.0 million of the total $591.5 million of outstanding borrowings under the Revolver at a rate of 4.66%. The movement of interest rates would affect the value of such swap agreement.
Limited or negative free cash flow as we experienced during certain prior periods could eventually lead to a challenge in servicing our debt. We are subject to refinancing risk as we expect to need to refinance our debt prior to the expiration of the Revolver.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At June 27, 2025, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $938.1 million and $210.6 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
•We sell certain products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit

Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage for a larger percentage of our contracts under the Cost Accounting Standards (“CAS”), requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts and subject us to 5% billing withholding on open cost type contracts. We may also need to implement or enhance our processes and information systems to support certified cost and pricing and earned value management systems.
•We are subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) in connection with our defense work for the U.S. government and defense prime contractors. Inability to meet the qualifications to the CMMC and any amendments may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our Company level and into our supply chain. Further, our suppliers in general are not as prepared to comply with CMMC requirements today as we are, and thus we may have to change suppliers or delay production to the extent the application of such requirements materially effects our supply chain.
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
Our business is subject to constant attempts at cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. We are also regularly targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoD contractors that process, store, or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoD contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or a data exfiltration from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation and management distraction. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information, or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a program or contract, litigation costs and legal damages and reputational harm. We have experienced cyber intrusions involving the loss of some proprietary data in the past which did not result in material effects on our business or operations, but we cannot assure you that any future cyber intrusion would not be material or that prior intrusions could have more material effects than initially determined. Like other defense contractors, from time to time we have experienced the loss of proprietary data due to employees retaining proprietary information in violation of company policies and applicable regulations, resulting in investigation and remediation expenses as well as the other risks outlined above. While we have deployed protective measures to counter these attacks, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack because of the continuously evolving nature of such attacks.

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
We have been subject to claims that we infringe the intellectual property rights of others and we may become subject to such claims in the future. We cannot assure you that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Risks Related to Our Common Stock
The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.
Our stock price has been and may continue to be volatile. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, we could incur substantial costs defending the lawsuit, which could also divert the time and attention of management. During fiscal 2023 and 2024, we experienced significant stock price declines following some of our earnings releases as well as after the announcement that the Board of Directors had concluded its review of strategic alternatives in June 2023, in each case with law firms announcing investigations after the event. On December 13, 2023, a securities class action complaint was filed against us in the U.S. District Court for the District of Massachusetts. The complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. We are currently defending that securities litigation.

We have never paid cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.
We have not declared or paid cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business, to reduce our level of debt, and for future mergers and acquisitions. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
We assess and identify material risks from cybersecurity threats primarily through the work of our Chief Information Officer (“CIO”) as part of our enterprise risk management (“ERM”) process and through regularly scheduled meetings of our multidisciplinary cyber critical incident response team. The ERM process, administered by management with input from business leaders and our global and corporate functions, monitors material risks facing Mercury, including cybersecurity threats. Our CIO works directly with our CFO and other members of senior management to assess cybersecurity threats as part of the ERM process. Our CIO oversees the internal cybersecurity organization headed by our Chief Information Security Officer (our “Cybersecurity Team”).
We could be negatively impacted by a security breach, through a cyber-attack, cyber intrusion, insider threat, supply chain incident, or other significant disruption of our IT networks and related systems. See “Item 1A - Risk Factors” in this Annual Report for a further discussion of specific risks related to cybersecurity threats.
Our Cybersecurity Team monitors activity, scans applications and systems for vulnerabilities and risk from cybersecurity threats, and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our cyber critical incident response team, and the CISO, who briefs our Compliance Committee, a dedicated committee of senior management focused on regulatory compliance. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoD Defense Industrial Base Collaborative Information Sharing Environment, the National Defense Information Sharing and Analysis Center, and the National Security Agency Enduring Security Framework as well as Infragard, a partnership between the FBI and members of the private sector for the protection of U.S. critical infrastructure. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting, and recovering from cybersecurity threats.
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
Additionally, as part of our processes to manage risks related to a breach in our information systems, management requires employees to take cybersecurity trainings and shares regular awareness updates regarding cybersecurity threats. Our Cybersecurity Team regularly tests employees throughout the year to assess the effectiveness of our cybersecurity training. We also conduct penetration testing of our network and undertake cybersecurity assessments to improve our risk mitigation and assist in the determination of a potential material impact caused by a cybersecurity incident.
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
To date, we have not experienced any cybersecurity incidents that have had a material effect on the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and enhance the resiliency of our networks and to strengthen our internal controls and processes, which are designed to help protect our systems and infrastructure, and the data they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”
ITEM 2.PROPERTIES
The following table sets forth our significant properties as of June 27, 2025:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2033
Hudson, NH	121,553	Leased, expiring 2030
Torrance, CA	58,405	Leased, expiring 2029
Torrance, CA	49,250	Leased, expiring 2025
Oxnard, CA	47,774	Leased, expiring 2027
Gulf Breeze, FL	44,329	Leased, expiring 2031
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2029
Alpharetta, GA	35,005	Leased, expiring 2028
Chantilly, VA	32,789	Leased, expiring 2026
Grand-Lancy, CH	27,287	Leased, expiring 2027
Huntsville, AL	26,900	Leased, expiring 2026
We actively manage our facilities and are in pursuit of lease extensions or alternative locations for facilities with expiration dates in the next one to two years. In addition, we lease a number of smaller offices around the world primarily for sales and administrative purposes. See Note B and Note I to the consolidated financial statements for more information regarding our obligations under leases.
ITEM 3.LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position. Please see Note K to our consolidated financial statements (under the caption "Legal Claims") for a discussion of our legal proceedings.
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
William L. Ballhaus, age 58, joined the Company’s Board of Directors as a non-employee director in June 2022, was appointed interim President and Chief Executive Officer on June 24, 2023, and was appointed President and CEO effective August 15, 2023. In October 2023, Mr. Ballhaus became the Company’s Chairman of the Board effective with the annual meeting of shareholders. Mr. Ballhaus has significant experience in the aerospace, defense, and technology industries, including multiple CEO roles, as well as experience in operational transformations and delivering strong results. He previously served as Chairman and CEO of Blackboard, Inc., a leading EdTech company, from 2016 until its merger with Anthology in 2021. Prior to that, he served as CEO and President of SRA International, Inc., a provider of information technology services, from 2011 until the creation of CSRA Inc. from SRA International Inc.’s and CSC’s U.S. public sector business. Before that, Mr. Ballhaus served as CEO and President of government contractor DynCorp International from 2008 to 2010. Mr. Ballhaus has also held senior leadership positions at BAE Systems, Boeing, and Hughes, where he led global government and commercial technology businesses particularly focused on software and IT.
David E. Farnsworth, age 65, joined Mercury in July 2023 as Executive Vice President and Chief Financial Officer. Mr. Farnsworth was the Chief Financial Officer of HawkEye 360, a radio frequency data analytics company from 2020 to 2023. Before joining HawkEye 360, Mr. Farnsworth was Vice President and Chief Financial Officer for Integrated Defense Systems of Raytheon Company from 2018 to 2020. Before that, he was CFO for the Intelligence, Information and Services segment of Raytheon. In March 2025, Mr. Farnsworth was appointed as a non-voting Board advisor at V2X Inc., a leading facilities management, logistics and network communications services company. Mr. Farnsworth is serving as a Board advisor at V2X Inc., until the earlier of his election to the Board of Directors at their 2026 annual meeting of shareholders or an earlier vacancy on their Board.
Stuart H. Kupinsky, age 57, joined Mercury in February 2024 as Executive Vice President, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Kupinsky served as Chief Legal Officer and General Counsel for five public and private technology companies, including Blackboard Inc. (later Anthology Inc. following its acquisition of Blackboard) from 2015 through 2024, one of the largest global education technology companies, and Tekelec, Inc., a public global telecommunications technology company serving the U.S. Department of Defense until its sale to Oracle. Mr. Kupinsky was also Chief Counsel for FirstNet, a multibillion-dollar independent government agency building a nationwide network for first responders. Earlier in his career he served as a trial attorney for the U.S. Department of Justice and as a law clerk on the U.S. Court of Appeals for the Federal Circuit.
Steven V. Ratner, age 49, joined Mercury in May 2022 as Senior Vice President and Chief Human Resources Officer and in September 2023 he became the Company’s Executive Vice President, Chief Human Resources Officer. Mr. Ratner brings more than 25 years of human resources leadership experience with extensive HR strategy, compensation, and employee engagement expertise. Prior to Mercury, he was Vice President of Human Resources for Raytheon Missiles & Defense, a Raytheon business segment with approximately $16 billion in annual revenues and over 30,000 employees worldwide, from 2020 to 2022. Prior to that, he was Vice President of Human Resources and Security at Raytheon Integrated Defense Systems from 2015 to 2020. He has held numerous HR leadership positions throughout his career.

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

	High	Low
2025 Fourth quarter	$53.87	$41.52
Third quarter	$49.88	$39.67
Second quarter	$43.91	$32.35
First quarter	$40.12	$28.35
2024 Fourth quarter	$32.45	$26.61
Third quarter	$36.05	$26.23
Second quarter	$39.31	$31.69
First quarter	$40.38	$33.40
As of June 27, 2025, we had 461 record shareholders and 45,709 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
During fiscal 2025, we made no net share settlements of our common stock in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
During fiscal 2025, we had no active share repurchase programs.
Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the Shareholders Meeting.
ITEM 6.[RESERVED]
Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of the Company's products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems is a technology company that delivers mission-critical processing to the edge to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
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
As a leading manufacturer of essential components, products, modules and subsystems, we sell to the top U.S. and European defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Our mission-critical products and solutions are deployed by our customers for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and command, control, communications, and intelligence ("C4I"). Mercury has built a trusted, robust portfolio of proven capabilities, leveraging the most advanced commercial silicon technologies and purpose-built to exceed the performance needs of our defense and commercial customers. Customers add their own applications and algorithms to our specialized, secure and innovative products and pre-integrated solutions. This allows them to complete their full system by integrating with their platform, the sensor technology and, increasingly, the processing from Mercury.

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
As of June 27, 2025, we had 2,162 employees. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share, and adjusted EBITDA for fiscal 2025 were $912.0 million, $(37.9) million, $(0.65), $0.64 and $119.4 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted loss per share and adjusted EBITDA for fiscal 2024 were $835.3 million, $(137.6) million, $(2.38), $(0.69) and $9.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
BUSINESS DEVELOPMENTS:
FISCAL 2025
On August 13, 2024, we entered into Amendment No. 6 (“Amendment No. 6”) to our credit agreement dated May 2, 2016, as amended to date. Amendment No. 6 permanently decreased borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we meet a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) EAC charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. We had $591.5 million in outstanding borrowings both prior to and following the closing of Amendment No. 6. See Note L in the accompanying consolidated financial statements for further discussions of the Revolver.
On January 29, 2025, we executed a workforce reduction that eliminated approximately 145 positions, which resulted in restructuring charges of $4.9 million for employee separation costs, which costs are classified as restructuring and other charges within our statement of operations and other comprehensive income. The headcount savings, primarily within R&D and cost of revenues, are expected to yield annualized savings of approximately $15 million, a portion of which is expected to be reinvested in the business with the remainder supporting improved profitability and operating leverage for our fiscal year 2026.
On March 28, 2025, we announced the departure of our Executive Vice President and Chief Operating Officer, with Mr. Ballhaus, our Chairman and CEO, leading the business operations group, with the group’s senior leaders reporting directly to him. Mr. Farnsworth, our Executive Vice President and Chief Financial Officer, assumed additional responsibilities including leading a rigorous and focused organization-wide management operating system; actioning a robust and aligned technology investment strategy; overseeing execution related customer engagements; and driving operational performance.
On April 15, 2025, we entered into a strategic supply agreement under which Cicor Group acquired the Company's manufacturing operations in Plan-Les-Ouates, Switzerland, and exclusively provides contract manufacturing to supply the Company's international operations with electronic products over the next five years.
On April 30, 2025, we completed an asset acquisition of Star Lab, a subsidiary of Wind River Systems, Inc., that provides anti-tamper and cybersecurity software solutions designed to protect mission-critical processors from advanced attacks.
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
On August 15, 2023, we announced William L. Ballhaus has been appointed President and Chief Executive Officer.
On August 9, 2023, we approved and initiated a workforce reduction that, together with the consolidation of 1MPACT into our operations organization, eliminated approximately 150 positions resulting in $9.5 million of severance costs. Our plan enacted several immediate cost savings measures that simplified our organizational structure, facilitated clearer accountability, and aligned our priorities, including: (i) embedded the 1MPACT value creation initiatives and execution into the Company’s operations; (ii) streamlined organizational structure and removed areas of redundancy between corporate and divisional organizations; and (iii) reduced selling, general, and administrative headcount and rebalanced discretionary and third party spend to better align with our priority areas.

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
On January 12, 2024, we adopted a plan to consolidate our Mission Systems and Microelectronics divisions into one unified structure that incorporates multiple business units and functions, under the leadership of an Executive Vice President, Chief Operating Officer effective as of January 22, 2024. This consolidation was designed to simplify our organizational structure, facilitate clearer accountability, and align to our priorities. On January 12, 2024, we approved and initiated workforce reductions that eliminated approximately 100 positions resulting in an additional $9,841 of severance costs for fiscal 2024. See Note H in the accompanying consolidated financial statements for further discussions of restructuring charges incurred during the year.
On June 17, 2024, we approved the next phase of our consolidation efforts and implemented a workforce reduction that eliminated approximately 100 positions and resulted in restructuring charges of $6,781 for employee separation costs. See Note H in the accompanying consolidated financial statements for further discussions of restructuring charges incurred during the year.
RESULTS OF OPERATIONS:
FISCAL 2025 VS. FISCAL 2024
Refer to Item 7 of the Company's Form 10-K issued on August 13, 2024 for prior year discussion related to fiscal 2024.
The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	Fiscal 2025	As a % of Total Net Revenue	Fiscal 2024	As a % of Total Net Revenue
Net revenues	$912,020	100.0%	$835,275	100.0%
Cost of revenues	657,526	72.1	639,374	76.5
Gross margin	254,494	27.9	195,901	23.5
Operating expenses:
Selling, general and administrative	154,412	16.9	166,786	20.1
Research and development	67,647	7.4	101,328	12.1
Amortization of intangible assets	42,849	4.7	47,661	5.7
Restructuring and other charges	7,216	0.8	26,170	3.1
Acquisition costs and other related expenses	1,997	0.2	1,710	0.2
Total operating expenses	274,121	30.0	343,655	41.2
Loss from operations	(19,627)	(2.1)	(147,754)	(17.7)
Interest income	3,607	0.4	1,199	0.1
Interest expense	(33,430)	(3.7)	(35,015)	(4.2)
Other expense, net	(974)	(0.1)	(7,705)	(0.9)
Loss before income tax benefit	(50,424)	(5.5)	(189,275)	(22.7)
Income tax benefit	(12,520)	(1.4)	(51,635)	(6.2)
Net loss	$(37,904)	(4.1)%	$(137,640)	(16.5)%
REVENUES
Total revenues increased $76.7 million, or 9.2%, to $912.0 million during fiscal 2025, as compared to $835.3 million during fiscal 2024. Revenues increased year over year as we pivoted our resources in fiscal 2025 to executing on our program base, including progress toward full rate production of our common processing architecture programs, following the prioritization of resources to execute our challenged programs in fiscal 2024. Point in time revenue and over time revenue represented 53% and 47%, respectively, of total revenue during fiscal 2025. Point in time revenue increased $112.3 million and over time revenue decreased $35.5 million as we transitioned many of our development programs to production. Point in time revenue and over time revenue represented 45% and 55%, respectively, of total revenues during fiscal 2024.
We experienced revenue increases across the modules and sub-assemblies and integrated solutions product groupings of $60.5 million and $18.7 million, respectively, partially offset by a decrease to the components product grouping of $2.5 million. The increase in total revenue was primarily driven by the radar, other, and C4I end applications increases of $67.7 million, $34.4 million, and $15.1 million, respectively, partially offset by decreases to other sensor and effector and electronic warfare end applications of $30.2 million and $10.3 million, respectively. We experienced increases across several of our platforms during fiscal 2025 when compared to fiscal 2024; Land, Other, and Naval platforms increased $50.5 million, $43.5 million, and $7.9 million, respectively, partially offset by decreases to Airborne and Space platforms of $20.6 million and $4.6 million, respectively. The largest program increases were related to LTAMDS, KC-46, MH-60R/S, THAAD and a secure processing program, partially offset by decreases to the SCAR and ADTS programs when compared to the prior period. There were no programs comprising 10% or more of our revenues for fiscal 2025 or 2024.
GROSS MARGIN
Gross margin was 27.9% for fiscal 2025, an increase of 440 basis points from the 23.5% gross margin realized during fiscal 2024. The higher gross margin was primarily driven by net EAC change impact on our programs recognized over time of $21.1 million recorded in the period, an incremental improvement of approximately $52.2 million, or 650 basis points, when compared to the prior period as well as lower manufacturing adjustments of $16.4 million, related to inventory reserves, warranty expense, and certain other non-recurring cost adjustments. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. See Item 1A. Risk Factors for discussion on potential impact from tariffs. We did not see material increases to these costs in fiscal 2025, but they could impact our gross margins in fiscal 2026.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

(in thousands)	June 27, 2025	June 28, 2024
Gross favorable	$26,642	$17,622
Gross unfavorable	(47,712)	(90,867)
Net impact of changes in estimates	$(21,070)	$(73,245)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgement across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $12.4 million, or 7.4%, to $154.4 million during fiscal 2025 as compared to $166.8 million during fiscal 2024. The decrease was primarily driven by the full year impact of the reduction in force initiated in fiscal 2024, resulting in lower compensation costs of $14.4 million. There were also reductions in bad debt expense and software licensing fees of $14.4 million and $4.0 million, respectively. These decreases were partially offset by higher litigation and settlement, bonus, and consulting expense of $9.9 million, $5.0 million, and $1.8 million, respectively.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $33.7 million, or 33.3%, to $67.6 million during fiscal 2025, as compared to $101.3 million for fiscal 2024. The decrease was primarily driven by the savings from headcount reductions of 211 employees, resulting in lower expense of $25.8 million. There were also reductions in consulting and outside service, equipment and supplies, and depreciation expense of $8.8 million, $4.2 million, and $1.3 million, respectively, partially offset by higher bonus expense of $5.9 million.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $4.9 million to $42.8 million during fiscal 2025, as compared to $47.7 million for fiscal 2024, due to various developed technology, customer relationship, and backlog intangibles being fully amortized during fiscal 2024 and 2025.

RESTRUCTURING AND OTHER CHARGES
During fiscal 2025, we incurred $7.2 million of restructuring and other charges, related to severance related charges primarily associated with the reduction in workforce initiated January 29, 2025 that eliminated approximately 145 positions. Restructuring and other charges during fiscal 2024 include $26.2 million of severance costs related to workforce reductions that eliminated approximately 350 positions.
All of the Restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $2.0 million during fiscal 2025, as compared to $1.7 million during fiscal 2024. The acquisition costs and other related expenses we incurred during fiscal 2025 includes $1.4 million related to the sale of our manufacturing operations in Plan-Les-Ouates, Switzerland and the associated supply agreement with Cicor Group and $0.6 million related to run-rate amortization of fair value adjustments from purchase accounting on prior acquisitions.
Acquisition costs during fiscal 2024 were primarily included $0.7 million related to run-rate amortization of fair value adjustments from purchase accounting, $0.3 million related to the conclusion of the Board of Directors' review of strategic alternatives, as well as $0.3 million for third-party advisory fees in connection with engagements by activist investors.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $3.6 million of interest income in fiscal 2025, as compared to $1.2 million in fiscal 2024. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
Interest expense for fiscal 2025 decreased to $33.4 million, as compared to $35.0 million in fiscal 2024. The decrease was driven primarily by lower average rates during the period on the Revolver. Borrowings under our Revolver were $591.5 million at June 27, 2025 and June 28, 2024, respectively.
OTHER EXPENSE, NET
Other expense, net was $1.0 million during fiscal 2025, as compared to $7.7 million in fiscal 2024. Fiscal 2025 includes $5.3 million of financing costs, $2.3 million of securities class action expense, and $1.1 million of consulting costs, partially offset by other income primarily related to the gain associated with the sale of manufacturing operations to Cicor Group of $3.3 million and the sale of our mc.com domain name of $2.7 million, as well as $1.7 million of net foreign currency translation gains during fiscal 2025. There was $4.9 million of litigation and settlement costs, $3.4 million of financing costs and $0.4 million of net foreign currency translation losses, partially offset by other income of $1.3 million during fiscal 2024.
INCOME TAXES
We recorded an income tax benefit of $12.5 million and $51.6 million on losses before income taxes of $50.4 million and $189.3 million for fiscal years 2025 and 2024, respectively.
The effective tax rate for fiscal 2025 differed from the federal statutory rate primarily due to federal and state research and development tax credits, changes to reserves for unrecognized income tax benefits and state taxes, partially offset by nondeductible compensation and tax provisions related to stock compensation.
The effective tax rate for fiscal 2024 differed from the federal statutory rate primarily due to federal and state research and development tax credits and state taxes, partially offset by tax provisions related to stock compensation.
We continue to maintain a valuation allowance on our foreign net operating loss carryforwards and the majority of our state research and development tax credit carryforwards. The realizability of deferred tax assets is continuously monitored, and the need for a valuation allowance is reassessed each reporting period based on the best available information. While sufficient taxable income to utilize the remainder of deferred tax assets is currently projected, changes to our forecast could lead to the establishment of a valuation allowance in future periods.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the Tax Cuts and Jobs Act ("TCJA"), including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest expense limitation and immediate expensing of domestic research and development expenditures. Due to the timing of the bill being enacted after fiscal 2025, the impact of the OBBBA will be reflected in fiscal 2026. We are evaluating the impacts of this legislation on future periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. During fiscal 2024, our working capital decreased primarily related to unbilled receivables and deferred revenue. As we completed our challenged programs and received follow-on production awards, both our unbilled receivables and inventory have begun converting to cash, which is reducing our working capital balances. During fiscal 2025, our working capital balance declined $90.1 million compared to the prior year.
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
On August 13, 2024, we executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900.0 million, with a temporary reduction in credit availability to $750.0 million until we met a minimum consolidated EBITDA level of $75.0 million excluding (a) adjustments for cost savings, operating expense reductions and synergies, (b) EAC charges and other non-cash expenses, charges, and losses addbacks and (c) deducts to reverse EAC charges previously added back, in each case for a last twelve-month period. The temporary reduction in credit availability was removed as of the filing of our fiscal 2025 Q2 compliance certificate, and capacity returned to $900 million.
During fiscal 2025, we did not have any additional borrowings or repayments. As of June 27, 2025, the Company was in compliance with all covenants and conditions under the Revolver. The borrowing capacity as defined under the Revolver as of June 27, 2025 is approximately $900.0 million, less outstanding borrowings of $591.5 million. See Note L in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On September 27, 2022, we entered into an uncommitted receivables purchase agreement (“RPA”), pursuant to which we could offer to sell certain customer receivables, subject to the terms and conditions of the RPA. On August 13, 2024, we terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.

On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $60 million. We had $52.2 million of factored accounts receivable as of June 27, 2025 and incurred factoring fees of approximately $1.8 million in fiscal 2025. We had $33.8 million of factored accounts receivable as of June 28, 2024 and incurred factoring fees of approximately $1.9 million in fiscal 2024.
CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$138,851	$60,382
Net cash used in investing activities	$(13,500)	$(34,291)
Net cash provided by financing activities	$1,412	$82,680
Net increase in cash and cash equivalents	$128,578	$108,958
Cash and cash equivalents at end of year	$309,099	$180,521
Our cash and cash equivalents increased by $128.6 million during fiscal 2025 primarily as the result of $138.9 million provided by operating activities, $6.2 million of proceeds from sale of manufacturing operations to Cicor Group, $3.7 million of proceeds from employee stock plans, $2.7 million provided by the sale of our mc.com domain name, and $1.9 million provided by other investing activities. These inflows were partially offset by $19.8 million invested in purchases of property and equipment, $4.5 million of cash paid in the asset acquisition of Star Lab and $2.2 million of cash paid in deferred financing and offering costs.
Operating Activities
During fiscal 2025, we had an inflow of $138.9 million in cash from operating activities compared to a $60.4 million inflow during fiscal 2024. The increase during fiscal 2025 was primarily due to a lower net loss of $99.7 million, higher inflow from deferred revenues and customer advances of $32.6 million, lower outflow from the benefit for deferred income taxes of $20.9 million, a higher inflow from other non-current assets of $8.1 million and an inflow from accounts payable, accrued expenses, and accrued compensation of $8.1 million, as compared to an outflow of $0.7 million due to accounts payable, accrued expenses, and accrued compensation in the prior period. This activity was partially offset by a lower inflow from accounts receivable, unbilled receivables, and costs in excess of billings of $46.5 million and a lower provision for bad debt of $14.4 million. Fiscal 2024 also included a $7.4 million inflow from the cash settlement for the termination of the interest rate swap.
Investing Activities
During fiscal 2025, we invested $13.5 million, a decrease of $20.8 million, as compared to $34.3 million during fiscal 2024 primarily due to lower purchases of property and equipment of $14.5 million, the proceeds from the sale of manufacturing operations to Cicor Group of $6.2 million, $2.7 million provided by the sale of mc.com, and an inflow of $1.9 million provided by other investing activities, partially offset by $4.5 million of cash paid in the asset acquisition of Star Lab.
Financing Activities
During fiscal 2025, we had $1.4 million in cash provided by financing activities, as compared to $82.7 million during fiscal 2024. During fiscal 2025, we made no borrowings or repayments on the Revolver, as compared to net borrowings of $80.0 million during fiscal 2024. Fiscal 2025 included $3.7 million of proceeds from employee stock plans, partially offset by $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at June 27, 2025:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$74,742	$14,368	$27,045	$20,388	$12,941
Purchase obligations	206,386	181,186	18,900	6,300	—
	$281,128	$195,554	$45,945	$26,688	$12,941
See Note B and Note I to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated $206.4 million at June 27, 2025. A component of the sale of manufacturing operations to Cicor Group is a commitment to purchase $50.0 million of inventory from the Cicor Group over the next five years.
We had a liability at June 27, 2025 of $4.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
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
RELATED PARTY TRANSACTIONS
During fiscal 2025 and 2024, we did not engage in any related party transactions.
NON-GAAP FINANCIAL MEASURES
In our periodic communications, we discuss certain important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), including adjusted EBITDA, adjusted income (loss), adjusted earnings (loss) per share, and free cash flow.
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
The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Net loss	$(37,904)	$(137,640)	$(28,335)
Other non-operating adjustments, net	(7,742)	(592)	(1,589)
Interest expense (income), net	29,823	33,816	24,106
Income tax (benefit) provision	(12,520)	(51,635)	(20,207)
Depreciation	39,178	40,369	43,777
Amortization of intangible assets	42,849	47,661	53,552
Restructuring and other charges(1)	7,216	26,170	6,981
Impairment of long-lived assets	—	—	—
Acquisition, financing and other third party costs(2)	6,638	4,370	10,019
Fair value adjustments from purchase accounting	617	710	356
Litigation and settlement expense, net	13,010	4,927	495
COVID related expenses	—	—	67
Stock-based and other non-cash compensation expense(3)	38,273	41,257	43,031
Adjusted EBITDA	$119,438	$9,413	$132,253
(1) Restructuring and other charges for fiscal 2025 are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and lines of business. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2025 are related to costs associated with the sale of manufacturing operations to Cicor Group and financing costs.
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

The following table reconciles net loss and diluted loss per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	June 27, 2025		June 28, 2024		June 30, 2023
Net loss and diluted loss per share	$(37,904)	$(0.65)	$(137,640)	$(2.38)	$(28,335)	$(0.50)
Other non-operating adjustments, net	(7,742)		(592)		(1,589)
Amortization of intangible assets	42,849		47,661		53,552
Restructuring and other charges(1)	7,216		26,170		6,981
Impairment of long-lived assets	—		—		—
Acquisition, financing and other third party costs(2)	6,638		4,370		10,019
Fair value adjustments from purchase accounting	617		710		356
Litigation and settlement expense, net	13,010		4,927		495
COVID related expenses	—		—		67
Stock-based and other non-cash compensation expense(3)	38,273		41,257		43,031
Impact to income taxes(4)	(25,091)		(26,621)		(27,776)
Adjusted income (loss) and adjusted diluted earnings (loss) per share	$37,866	$0.64	$(39,758)	$(0.69)	$56,801	$1.00

Diluted weighted-average shares outstanding		59,203		57,738		56,874
(1) Restructuring and other charges for fiscal 2025 are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and lines of business. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2025 are related to costs associated with the sale of manufacturing operations to Cicor Group and financing costs.
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
The following table reconciles cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$138,851	$60,382	$(21,254)
Purchase of property and equipment	(19,803)	(34,291)	(38,796)
Free cash flow	$119,048	$26,091	$(60,050)

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
REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% and 45% of revenues for the fiscal years ended June 27, 2025 and June 28, 2024, respectively. Total revenue recognized under contracts over time was 47% and 55% of revenues for the fiscal years ended June 27, 2025 and June 28, 2024, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) our performance creates an asset with no alternative use to us and (iii) we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and time and material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of June 27, 2025, approximately $4.5 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
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
The Company utilizes the management approach for determining its operating segment in accordance with ASC 280. There has been no change to the Company's conclusion of one operating and reportable segment in fiscal 2025.
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
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Microelectronics and Mission Systems were 9.5%, and 9.0%, respectively. The annual testing indicated that the fair values of our Microelectronics and Mission Systems reporting unit had an estimated fair value substantially in excess of their carrying values, and thus no further testing was required.
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $591.5 million of outstanding borrowings against the Revolver at June 27, 2025.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. We place our cash and cash equivalents with financial institutions with high credit quality. As of June 27, 2025 and June 28, 2024, we had $309.1 million and $180.5 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of June 27, 2025, five customers accounted for 48% of our receivables, unbilled receivables and costs in excess of billings. As of June 28, 2024, five customers accounted for 51% of our receivables, unbilled receivables and costs in excess of billings.
FOREIGN CURRENCY RISK
We operate primarily in the United States; however, we conduct business outside the United States through our foreign subsidiaries in Switzerland, the United Kingdom and Spain where business is largely transacted in non-U.S. dollar currencies. Accordingly, we are subject to exposure from adverse movements in the exchange rates of local currencies. Local currencies are used as the functional currency for our non-U.S. subsidiaries. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our Consolidated Statement of Operations.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 27, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of total contract costs to be incurred for certain fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, revenue recognized over time for the year ended June 27, 2025 represented 47% of total revenues. For contracts where revenue is recognized over time under fixed price arrangements, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
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
August 11, 2025

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 27, 2025	June 28, 2024
Assets
Current assets:
Cash and cash equivalents	$309,099	$180,521
Accounts receivable, net of allowance for credit losses of $1,767 and $2,020 at June 27, 2025 and June 28, 2024, respectively	109,588	111,441
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 and $6,340 at June 27, 2025 and June 28, 2024, respectively	278,475	304,029
Inventory	332,920	335,300
Prepaid income taxes	457	—
Prepaid expenses and other current assets	27,639	22,493
Total current assets	1,058,178	953,784
Property and equipment, net	101,440	110,353
Goodwill	938,093	938,093
Intangible assets, net	210,611	250,512
Operating lease right-of-use assets, net	52,264	60,860
Deferred tax assets	69,016	58,612
Other non-current assets	5,162	6,691
Total assets	$2,434,764	$2,378,905
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,116	$81,068
Accrued expenses	43,143	42,926
Accrued compensation	51,321	36,398
Income taxes payable	—	109
Deferred revenues and customer advances	126,797	73,915
Total current liabilities	300,377	234,416
Income taxes payable	4,046	7,713
Long-term debt	591,500	591,500
Operating lease liabilities	52,738	62,584
Other non-current liabilities	12,642	9,917
Total liabilities	961,303	906,130
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 59,003,174 and 58,093,528 shares issued and outstanding at June 27, 2025 and June 28, 2024, respectively	590	581
Additional paid-in capital	1,287,478	1,242,402
Retained earnings	181,895	219,799
Accumulated other comprehensive income	3,498	9,993
Total shareholders’ equity	1,473,461	1,472,775
Total liabilities and shareholders’ equity	$2,434,764	$2,378,905
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Net revenues	$912,020	$835,275	$973,882
Cost of revenues	657,526	639,374	657,154
Gross margin	254,494	195,901	316,728
Operating expenses:
Selling, general and administrative	154,412	166,786	160,637
Research and development	67,647	101,328	108,799
Amortization of intangible assets	42,849	47,661	53,552
Restructuring and other charges	7,216	26,170	6,981
Acquisition costs and other related expenses	1,997	1,710	8,444
Total operating expenses	274,121	343,655	338,413
Loss from operations	(19,627)	(147,754)	(21,685)
Interest income	3,607	1,199	1,053
Interest expense	(33,430)	(35,015)	(25,159)
Other expense, net	(974)	(7,705)	(2,751)
Loss before income taxes	(50,424)	(189,275)	(48,542)
Income tax benefit	(12,520)	(51,635)	(20,207)
Net loss	$(37,904)	$(137,640)	$(28,335)

Basic net loss per share	$(0.65)	$(2.38)	$(0.50)
Diluted net loss per share	$(0.65)	$(2.38)	$(0.50)

Weighted-average shares outstanding:
Basic	58,746	57,738	56,554
Diluted	58,746	57,738	56,554

Comprehensive loss:
Net loss	$(37,904)	$(137,640)	$(28,335)
Change in fair value of derivative instruments, net of tax	(4,666)	(833)	5,856
Foreign currency translation adjustments, net of tax	(20)	380	300
Deferred compensation and pension benefit plan, net of tax	(1,809)	(1,383)	142
Total other comprehensive (loss) income, net of tax	(6,495)	(1,836)	6,298
Total comprehensive loss	$(44,399)	$(139,476)	$(22,037)
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended June 27, 2025, June 28, 2024 and June 30, 2023
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	55,680	557	1,145,323	385,774	5,531	1,537,185
Issuance of common stock under employee stock incentive plans	738	7	(7)	—	—	—
Issuance of common stock under employee stock purchase plan	145	2	5,490	—	—	5,492
Issuance of common stock under defined contribution plan	400	4	18,366	—	—	18,370
Retirement of common stock	(1)	—	(63)	—	—	(63)
Stock-based compensation	—	—	27,738	—	—	27,738
Net loss	—	—	—	(28,335)	—	(28,335)
Other comprehensive income	—	—	—	—	6,298	6,298
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	476	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	167	2	4,640	—	—	4,642
Issuance of common stock under defined contribution plan	490	5	16,044	—	—	16,049
Retirement of common stock	(1)	(1)	(30)	—	—	(31)
Stock-based compensation	—	—	24,906	—	—	24,906
Net loss	—	—	—	(137,640)	—	(137,640)
Other comprehensive loss	—	—	—	—	(1,836)	(1,836)
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	409	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	125	1	3,660	—	—	3,661
Issuance of common stock under defined contribution plan	375	4	15,144	—	—	15,148
Stock-based compensation	—	—	26,276	—	—	26,276
Net loss	—	—	—	(37,904)	—	(37,904)
Other comprehensive loss	—	—	—	—	(6,495)	(6,495)
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(37,904)	$(137,640)	$(28,335)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	82,027	88,030	97,329
Stock-based compensation expense	25,019	25,669	27,753
Stock-based matching contributions on defined contribution plan	14,900	15,853	15,665
Benefit for deferred income taxes	(10,591)	(31,511)	(59,647)
Provisions for bad debt	876	15,301	400
Other non-cash items	(3,577)	452	(1,146)
Cash settlement for termination of interest rate swap	—	7,403	5,995
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	29,950	76,458	(58,718)
Inventory	(17,087)	130	(64,061)
Prepaid income taxes	(575)	—	7,433
Prepaid expenses and other current assets	5,538	(1,693)	2,942
Other non-current assets	8,217	148	3,769
Accounts payable, accrued expenses and accrued compensation	8,103	741	(16,732)
Deferred revenues and customer advances	49,890	17,307	40,701
Income taxes payable	(3,813)	(11,217)	9,907
Other non-current liabilities	(12,122)	(5,049)	(4,509)
Net cash provided by (used in) operating activities	138,851	60,382	(21,254)
Cash flows from investing activities:
Purchases of property and equipment	(19,803)	(34,291)	(38,796)
Acquisition of assets and businesses, net of cash acquired	(4,543)	—	—
Proceeds from sale of manufacturing operations to Cicor Group	6,246	—	—
Other investing activities	4,600	—	235
Net cash used in investing activities	(13,500)	(34,291)	(38,561)
Cash flows from financing activities:
Proceeds from employee stock plans	3,661	4,642	5,492
Borrowings under credit facilities	—	105,000	140,000
Payments under credit facilities	—	(25,000)	(80,000)
Payments for retirement of common stock	—	(31)	(63)
Payments of deferred financing and offering costs	(2,249)	(1,931)	—
Net cash provided by financing activities	1,412	82,680	65,429
Effect of exchange rate changes on cash and cash equivalents	1,815	187	295
Net increase in cash and cash equivalents	128,578	108,958	5,909
Cash and cash equivalents at beginning of year	180,521	71,563	65,654
Cash and cash equivalents at end of year	$309,099	$180,521	$71,563
Cash paid (received) during the period for:
Interest	$36,559	$37,423	$27,288
Income taxes paid (refunded), net	$365	$(9,315)	$24,243
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$3,895	$4,051	$6,475
Non-cash investing activity: Inventory transfer to property and equipment, net	$12,675	$—	$—
 The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the Company) is a technology company that delivers mission-critical processing to the edge - where signals and data are collected - to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
The Mercury Processing Platform is the unique advantage the Company provides to its customers. It comprises the innovative technologies the Company has developed and acquired for more than 40 years that bring integrated, mission-critical processing to the edge. The Company's processing platform spans the full breadth of signal processing—from radio frequency (“RF”) front end to the human-machine interface—to rapidly convert meaningful data, gathered in the most remote and hostile environments, into critical decisions. It allows the Company to offer standard products and custom solutions from silicon to system scale, including components, modules, subsystems, and systems and it embodies the customer-centric approach the Company takes to delivering capabilities that are mission-ready, trusted and secure, software-defined, and open and modular.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
BASIS OF PRESENTATION
All references to fiscal 2025 are to the 52-week period from June 29, 2024 to June 27, 2025. All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024. All references to fiscal 2023 are to the 52-week period from July 2, 2022 to June 30, 2023.
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
The Company has arrangements involving the lease of facilities. Under ASC 842, at inception of the arrangement, the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. This determination, among other considerations, involves an assessment of whether the Company can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
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
The Company has lease arrangements with both lease and non-lease components. Consideration is allocated to lease and non-lease components based on estimated standalone prices. The Company has elected to exclude non-lease components from the calculation of its ROU assets and lease liabilities. Leases with an initial term of 12 months or less do not result in recognition of a ROU asset and a lease liability and will be expensed as incurred over the lease term. Leases of this nature were immaterial to the Company’s consolidated financial statements.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53%, 45% and 44% of revenues in the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon transfer of control (for goods) or completion (for services).
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
Total revenue recognized under over time contracts was 47%, 55% and 56% of revenues in the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.
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

	For the Fiscal Years Ended
(In thousands, except per share data)	June 27, 2025	June 28, 2024	June 30, 2023
Loss from operations	$(21,070)	$(73,245)	$(56,266)
Net loss (1)	$(15,381)	$(53,469)	$(41,074)
Diluted net loss per share	$(0.26)	$(0.93)	$(0.73)
Diluted Shares	58,746	57,738	56,554
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

COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $627 and $837 of deferred sales commissions for contracts where the amortization period is greater than one year as of June 27, 2025 and June 28, 2024, respectively.
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
The contract asset balances were $278,475 and $304,029 as of June 27, 2025 and June 28, 2024, respectively. The contract asset balance decreased due to $452,171 of billings, offset by revenue recognized under over time contracts of $426,617 during the fiscal year ended June 27, 2025. The contract liability balances were $127,605 and $74,367 as of June 27, 2025 and June 28, 2024, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized during fiscal 2025 that was included in the contract liability balance at June 28, 2024 was $59,183.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of June 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $787,926. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

ACCOUNTS RECEIVABLES FACTORING
On September 27, 2022, the Company executed an uncommitted receivables purchase agreement (“RPA”), pursuant to which the Company could offer to sell certain customer receivables, subject to the terms and conditions of the RPA. On August 13, 2024, the Company terminated the RPA in conjunction with entering into a new receivables purchase and service agreement.
On August 13, 2024, the Company entered into a $60,000 committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount from a list of certain of the Company’s customers, maintaining a balance of purchased receivables at or below $60,000. Under the RPSA, a portion of the factored receivables is paid by the counterparty in cash and classified as a deferred purchase price receivable, which is paid as receivables are collected by the Company.
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
The Company had $52,164 and $33,777 of factored accounts receivables as of June 27, 2025 and June 28, 2024, respectively. The Company incurred factoring fees of approximately $1,758 and $1,947 for fiscal years 2025 and 2024, respectively.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of June 27, 2025 and June 28, 2024, the Company had $309,099 and $180,521, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of June 27, 2025, five customers accounted for 48% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of June 28, 2024, five customers accounted for 51% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2025, 2024 and 2023, the Company capitalized $444, $2,086 and $3,931 of software development costs, respectively.
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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning balance	$5,721	$1,282	$1,857
Accruals for warranties issued during the period	1,210	6,270	1,146
Settlements made during the period	(3,986)	(1,831)	(1,721)
Ending balance	$2,945	$5,721	$1,282
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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Basic weighted-average shares outstanding	58,746	57,738	56,554
Effect of dilutive equity instruments	—	—	—
Diluted weighted-average shares outstanding	58,746	57,738	56,554
Equity instruments to purchase 2,594, 2,501 and 1,852 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income (“AOCI”) includes changes in fair value of derivative instruments, foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included the change in fair value of derivative instruments, net of tax adjustments and totaled $(4,666), $(833), and $5,856 for the fiscal years ended June 27, 2025, June 28, 2024, and June 30, 2023, respectively. Also included are $(20), $380 and $300 of foreign currency translation adjustments for the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively, and pension benefit plan adjustments totaled $(1,809), $(1,383) and $142 for the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.

A summary of the change in component of Accumulated other comprehensive income, net of tax is provided below:

	Foreign currency translation adjustments, net of tax	Deferred compensation and pension benefit plan, net of tax	Change in fair of derivative instruments, net of tax	Accumulated Other Comprehensive Income
Balance at July 1, 2022	$1,051	$4,480	$—	$5,531
Other comprehensive income, net of tax	300	142	5,856	6,298
Balance at June 30, 2023	1,351	4,622	5,856	11,829
Other comprehensive income (loss), net of tax	380	(1,383)	(833)	(1,836)
Balance at June 28, 2024	1,731	3,239	5,023	9,993
Other comprehensive loss, net of tax	(20)	(1,809)	(4,666)	(6,495)
Balance at June 27, 2025	$1,711	$1,430	$357	$3,498
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU are intended to clarify guidance surrounding who the accounting acquirer is in a business combination, specifically when a Variable Interest Entity ("VIE") is involved. The ASU is effective for fiscal years beginning after December 15, 2026, and all interim periods within applicable annual periods, with early adoption permitted. The Company does not believe this standard will have an impact on its consolidated financial statements and related disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective March 29, 2025, the company adopted ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address improvements to reportable segment disclosure requirements, specifically requiring disclosure of significant segment expenses. The amendment also extends certain annual disclosures to interim periods, and clarifies that single reportable segment entities must apply ASC 280 in its entirety, inclusive of this update. This adoption resulted in the Company disclosing it continues to be one reportable segment where the CEO is the Chief Operating Decision Maker ("CODM"), the selected profitability measure is consolidated net income (loss), and a reference that significant segment expenses are provided on the Consolidated Statement of Operations and Comprehensive Loss. The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in the Notes to Consolidated Financial Statements.
C.Fair Value of Financial Instruments
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 27, 2025:

	Fair Value Measurements
	June 27, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5,391	$—	$5,391	$—
Total measured at fair value	$5,391	$—	$5,391	$—
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
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 27, 2025, the fair value of the September 2023 Swap was a liability of $5,391 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 28, 2024:

	Fair Value Measurements
	June 28,2024	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2,436	$—	$2,436	$—
Total measured at fair value	$2,436	$—	$2,436	$—

The fair value of interest rate hedging agreement entered on September 29, 2022 ("the September 2022 Swap") is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 28, 2024, the fair value of the September 2022 Swap was a liability of $2,436 and included within Other non-current liabilities in the Company's Consolidated Balance Sheets. The Company terminated the September 2022 Swap during the first quarter ended September 29, 2023.
Refer to Note Q for further information regarding the September 2023 Swap and the termination of the September 2022 Swap.

D.Inventory
During fiscal 2025, the Company reclassified $12,675 of work in process inventory to Property and equipment, net to support broader customer outreach for its technologies and to meet anticipated production demands for its solutions through additional testing capabilities. Fiscal 2025 includes the impact of $10,579 of inventory sold in connection to the sale of manufacturing operations to Cicor Group. Inventory was comprised of the following:

	As of
	June 27, 2025	June 28, 2024
Raw materials	$195,496	$200,501
Work in process	118,376	118,060
Finished goods	19,048	16,739
Total	$332,920	$335,300
E.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		June 27, 2025	June 28, 2024
Computer equipment and software	3-4	$149,342	$138,366
Furniture and fixtures	5	23,176	21,694
Leasehold improvements	lesser of estimated useful life or lease term	74,278	72,420
Machinery and equipment	5-10	168,412	150,991
		415,208	383,471
Less: accumulated depreciation		(313,768)	(273,118)
Property and equipment, net		$101,440	$110,353
The $8,913 decrease in Property and equipment, net was primarily due to depreciation expense and was partially offset by current year additions of $19,803. During fiscal 2025 and 2024, the Company retired $991 and $1,308, respectively, of computer equipment and software, furniture and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended June 27, 2025, June 28, 2024 and June 30, 2023 was $39,178, $40,369 and $43,777, respectively.
F.Goodwill
    In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across two reporting units: Mission Systems and Microelectronics. Accordingly, these were determined to be the Company's reporting units which is consistent with the prior period. There were no adjustments to the carrying value of Goodwill during fiscal 2025 and 2024.
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2025. Based on the quantitative evaluation, the Company determined that the Mission Systems and Microelectronics reporting units had estimated fair values that substantially exceeded their carrying values. The Company concluded that its goodwill was not impaired.
The Company is required to perform the next annual goodwill impairment analysis during the fourth quarter of fiscal year 2026. Adverse changes to the underlying information assumptions used in its assessment of potential triggering events could require the Company to perform an interim impairment test. If assumed revenue growth rate and cash flow projections are not achieved in future periods or the Company’s common stock price significantly declines from current levels, among other factors, its Mission Systems and Microelectronics reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired. Any impairment charges that the Company may record in the future could be material to its results of operations and financial condition.

G.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
June 27, 2025
Customer relationships	$340,110	$(182,656)	$157,454	12.2 years
Licensing agreements and patents	4,162	(3,086)	1,076	5.0 years
Completed technologies	125,586	(73,505)	52,081	9.2 years
	$469,858	$(259,247)	$210,611
June 28, 2024
Customer relationships	$342,610	$(155,903)	$186,707	12.2 years
Licensing agreements and patents	4,162	(2,254)	1,908	5.0 years
Completed technologies	122,680	(62,975)	59,705	9.4 years
Other	3,238	(1,046)	2,192	5.0 years
	$472,690	$(222,178)	$250,512
Estimated future amortization expense for intangible assets remaining at June 27, 2025 is as follows:

Fiscal Year	Totals
2026	$38,479
2027	35,680
2028	31,817
2029	28,523
2030	23,788
Thereafter	52,324
Total future amortization expense	$210,611
The Company reviews net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on the Company’s last assessment, the Company believes that the carrying values of net intangible assets were recoverable as of June 27, 2025. However, if business conditions deteriorate, the Company may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that the Company may record in the future could be material to the results of operations and financial condition.
During fiscal 2025, the Company acquired completed technologies of $4,866 with a useful life of 7.5 years in connection with the Company's asset acquisition of Star Lab.
H.Restructuring
During fiscal 2025, the Company incurred $7,216 of restructuring charges in connection with workforce reductions that eliminated approximately 145 positions.
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
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Restructuring liability at June 30, 2023	$1,529
Restructuring charges	26,170
Cash paid	(18,941)
Restructuring liability at June 28, 2024	8,758
Restructuring charges	7,216
Cash paid	(14,768)
Restructuring liability at June 27, 2025	$1,206
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
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	June 27, 2025	June 28, 2024
Operating lease right-of-use assets, net	$52,264	$60,860

Accrued expenses(1)	$11,810	$11,614
Operating lease liabilities	52,738	62,584
Total operating lease liabilities	$64,548	$74,198
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.
OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended
	June 27, 2025	June 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$11,401	$10,343
Right-of-use assets obtained in exchange for new lease liabilities	$2,261	$7,249
Weighted average remaining lease term	5.7 years	6.4 years
Weighted average discount rate	5.59%	5.50%

MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of June 27, 2025 were as follows:

Fiscal Year	Totals
2026	$14,368
2027	14,203
2028	12,841
2029	11,045
2030	9,343
Thereafter	12,942
Total lease payments	74,742
Less: imputed interest	(10,194)
Present value of operating lease liabilities	$64,548
During fiscal 2025, 2024 and 2023 the Company recognized operating lease expense of $14,587, $13,775, and $13,763, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at June 27, 2025.
J.Income Taxes
The components of (loss) income before income taxes and income tax (benefit) provision were as follows:

	Fiscal Years
	2025	2024	2023
(Loss) income before income taxes:
United States	$(53,335)	$(183,263)	$(42,864)
Foreign	2,911	(6,012)	(5,678)
	$(50,424)	$(189,275)	$(48,542)
Tax (benefit) provision:
Federal:
Current	$(609)	$(19,791)	$33,898
Deferred	(10,212)	(21,274)	(54,010)
	(10,821)	(41,065)	(20,112)
State:
Current	392	(3,016)	10,054
Deferred	(2,306)	(7,937)	(10,200)
	(1,914)	(10,953)	(146)
Foreign:
Current	175	95	104
Deferred	40	288	(53)
	215	383	51
	$(12,520)	$(51,635)	$(20,207)

The following is the reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate:

	Fiscal Years
	2025	2024	2023
Tax benefit at federal statutory rates	(21.0)%	(21.0)%	(21.0)%
State income tax, net of federal tax benefit	(6.5)	(5.9)	(5.4)
Research and development tax credits	(2.0)	(3.7)	(15.1)
Provision to return	1.2	(0.1)	(0.7)
Excess tax provision related to stock compensation	0.7	1.4	2.6
Foreign income tax rate differential	(0.3)	0.2	0.2
Non-deductible compensation	4.6	0.9	1.0
Reserves for unrecognized income tax benefits	(3.0)	0.2	(6.9)
Valuation allowance	(0.9)	0.7	3.8
Foreign derived intangible income	(0.3)	—	(1.4)
Global intangible low-taxed income	1.3	—	—
Other	1.4	—	1.3
	(24.8)%	(27.3)%	(41.6)%
The effective tax rate for fiscal 2025 differed from the federal statutory rate primarily due to federal and state research and development tax credits, releases to reserves for unrecognized income tax benefits and state taxes, partially offset by tax provisions related to stock compensation.
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

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	As of
	June 27, 2025	June 28, 2024
Deferred tax assets:
Inventory valuation and receivable allowances	$26,968	$23,799
Accruals	13,138	10,852
Stock compensation	4,477	6,700
Federal and state research and development tax credit carryforwards	18,605	17,762
Research and development expenditures	57,997	68,728
Interest expense carryforward	11,620	5,289
Federal and state net operating loss carryforward	3,277	2,357
Foreign net operating loss carryforward	3,435	4,004
Operating lease liabilities	17,493	20,107
Deferred revenue	2,951	1,135
Other	316	204
	160,277	160,937
Valuation allowance	(17,416)	(17,575)
Total deferred tax assets	142,861	143,362
Deferred tax liabilities:
Property and equipment	(9,861)	(13,647)
Intangible assets	(48,280)	(50,935)
Operating lease right-of-use assets, net	(14,164)	(16,493)
Other	(1,540)	(3,675)
Total deferred tax liabilities	(73,845)	(84,750)
Net deferred tax assets	$69,016	$58,612
At June 27, 2025, the Company has gross state research and development tax credit carryforwards of $16,443, $12,990 net of federal benefit, of which a portion will expire each fiscal year through fiscal year 2040. The Company maintains a valuation allowance on the majority of the Company’s state research and development tax credit carryforwards. The Company has gross federal research and development tax credit carryforwards of $5,351, of which a portion will expire starting in fiscal year 2039.
At June 27, 2025, the Company has gross interest expense carryforwards of $42,877, which have an indefinite life, gross state net operating loss carryforwards of $47,591, which will expire starting in fiscal year 2040 and gross foreign net operating loss carryforwards of $21,226 which will expire starting in fiscal year 2028. The Company maintains a valuation allowance on all foreign net operating loss carryforwards.
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
The changes in the Company’s income tax reserves for gross unrecognized income tax benefits, including interest and penalties, are summarized as follows:

	Fiscal Years
	2025	2024
Unrecognized tax benefits, beginning of period	$7,713	$5,165
Increases for tax positions taken related to a prior period	—	3,371
Increases for tax positions taken during the current period	518	3,083
Decreases for tax positions taken related to a prior period	(3,094)	(2,971)
Decreases as a result of a lapse of the applicable statute of limitations	(1,091)	(935)
Unrecognized tax benefits, end of period	$4,046	$7,713

The Company has $4,046 of unrecognized tax benefits as of June 27, 2025. If released, all $4,046 of these unrecognized income tax benefits would reduce the Company's income tax provision.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of interest and penalties accrued was $878 and $1,374 as of June 27, 2025 and June 28, 2024, respectively, and the amount of interest and penalties (released) accrued and recognized was $(496) and $791 during June 27, 2025 and June 28, 2024, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2019 through 2025.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges in its demand letter that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts contributed to the groundwater contamination. NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. In April 2022, the Company engaged in a meet and confer session with NTS pursuant to Massachusetts General Laws Chapter 21E, Section 4A to discuss the status of the environmental review performed by NTS and its licensed site professional. The Company subsequently delivered a letter to NTS outlining the deficiencies in their claim and reiterated that the Company is not obligated to tender a substantive response to their demand without first having received the responsive information requested in connection with the meet and confer session. In April 2024, counsel for NTS sent additional communications on their demand that the Company participate in their environmental monitoring and remediation planning, and in May 2024, the Company responded with a rebuttal of the allegations. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In addition, in November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the former facility at 531 Main Street, Acton, Massachusetts at a level above the standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by MassDEP since the response was provided in November 2021. It is too early to determine what responsibility, if any, the Company may have for these environmental matters. While the Company has not received any communications on these environmental matters in over a year, the Company assesses them each quarter and plans to only continue reporting updates in the Company's quarterly reports only when there is an update on the claims.
On June 19, 2023, the Board of Directors received notice of the Company's former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because he had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that he resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023. On March 25, 2024, the arbitrator denied the former CEO’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration hearing. An arbitration hearing was conducted from March 31 through April 9, 2025. Following the arbitration hearing, the parties filed post-hearing briefs on May 16, response briefs on June 13 and conducted oral arguments on June 30, 2025. Unless the arbitrator requests additional time, and the parties' consent to such request, the arbitrator is expected to deliver a ruling on the claims no than August 14, 2025. The Company continue to contest vigorously the claims under the CIC Agreement and believes that the Company has strong arguments that the former CEO’s claims lack merit. If the arbitrator rules in the Company's favor, the Company may still need to pay the former CEO’s reasonable legal fees, interest, and compensation during the dispute. If instead the arbitrator rules for the former CEO, the Company could be liable for up to approximately $14,100, based on the closing price of the Company's common stock on June 26, 2023, for accelerated equity vesting, severance, and other benefits under the CIC Agreement, plus interest, legal fees and expenses and compensation during dispute, which could include the former CEO's base salary and other amounts based on the compensation, benefit and insurance plans in which he participated. The Company categorically denies any wrongdoing or liability under the CIC Agreement, but the outcome of potential arbitration is inherently uncertain. Accordingly, it is reasonably possible that the Company will incur a liability in this matter, and the Company estimates the potential range of exposure from $0 to $14,100, plus costs and attorneys’ fees and compensation to the former CEO during the dispute.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On February 20, 2025, the Court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The Court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. The parties are in the discovery process. Subject to the terms of our by-laws and applicable Massachusetts law, Mr. Aslett and Mr. Ballhaus are indemnified by the Company for the federal securities class action.
On October 11, 2024, the Company received a shareholder derivative demand on behalf of Robert Sawyer alleging substantially the same claims as those covered in the federal securities class action. On November 14, 2024, the Company entered into a tolling agreement on this derivative demand. On February 28, 2025, the Company received a derivative demand on behalf of James Jones alleging substantially the same claims as those covered in the federal securities class action and the Robert Sawyer derivative demand. On May 20, 2025, the Board of Directors formed a Special Investigation Committee of independent directors to investigate the subject matters of the demand letters. On June 6, 2025, James Jones, on behalf of nominal defendant Mercury Systems, Inc., filed a derivative complaint in Massachusetts Superior Court in Essex County against Mark Aslett, Michael Ruppert, William Ballhaus, David Farnsworth, Orlando Carvalho, Lisa Disbrow, Barry Nearhos, Howard Lance, Debora Plunkett, Gerard DeMuro, Scott Ostfeld, Roger Krone, William O’Brien, Vincent Vitto, James Bass, Michael Daniels, and Mary Louise Krakauer, all current or former Mercury officers or directors. This derivative action has been stayed while the Special Investigation Committee conducts its investigation. On July 17, 2025, the Company received a derivative demand on behalf of Pauline McKinnon alleging substantially the same claims as those covered in the federal securities class action and the James Jones and Robert Sawyer derivative demands. The Company believes the claims in the federal securities class action, derivative demands, and derivative action are without merit and intend to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
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
PURCHASE COMMITMENTS
As of June 27, 2025, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $206,386.

OTHER
The Company may elect from time to time to purchase and subsequently retire shares of common stock in order to settle an individual employees’ tax liability associated with vesting of a restricted stock award or exercise of stock options. These transactions are treated as a use of cash in financing activities in the Company's Statements of Cash Flows.
L.Debt
Revolving Credit Facilities
On February 28, 2022, the Company amended the Revolver to increase and extend the borrowing capacity to a $1,100,000, 5-year revolving credit line, with the maturity extended to February 28, 2027. As of June 27, 2025, the Company's outstanding balance of unamortized deferred financing costs was $3,523, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss over the term of the Revolver and includes the costs incurred in conjunction with the November 2023 amendment to the Revolver.
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
As of June 27, 2025, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $591,500 against the Revolver for the fiscal years ended June 27, 2025 and June 28, 2024, respectively. The Company incurred interest expense of $33,430 and $35,015 for fiscal years ended June 27, 2025 and June 28, 2024, respectively. The current borrowing capacity as defined under the Revolver as of June 27, 2025 is approximately $900,000, of which we had outstanding borrowings against of $591,500. There were outstanding letters of credit of $7,740 as of June 27, 2025.
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
At June 27, 2025, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at June 27, 2025 and June 28, 2024 was a net liability of $5,282 and $5,005, respectively, which is recorded in other non-current liabilities on the Consolidated Balance Sheets. The Company recognized net periodic benefit (gain) costs of $(1,233) and $471 associated with the Plan and a net loss of $1,809 and 1,383 in AOCI during the fiscal years ended June 27, 2025 and June 28, 2024, respectively. Total employer contributions to the Plan were $978 during the year ended June 27, 2025, and the Company's total expected employer contributions to the Plan during fiscal 2026 are $704.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2026	$665
2027	801
2028	1,070
2029	845
2030	939
Thereafter (next 5 years)	5,064
Total	$9,384

The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended June 27, 2025 and June 28, 2024:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Service cost	$1,164	$965
Interest cost	320	481
Expected return on assets	(247)	(400)
Amortization of prior service cost	(227)	(203)
Amortization net of loss	—	(18)
Settlement gain recognized	(181)	(354)
Curtailment gain recognized	(2,062)	—
Net periodic benefit (gain) cost	$(1,233)	$471
During fiscal year 2025, due to the sale of manufacturing operations to Cicor Group, there was a $2,062 plan curtailment.
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended June 27, 2025 and June 28, 2024:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Discount rate	1.20%	1.30%
Expected rate of return on Plan assets	1.25%	1.30%
Expected inflation	1.00%	1.20%
Rate of compensation increases	3.00%	2.50%
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
The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Projected benefit obligation, beginning	$21,878	$24,710
Service cost	1,164	965
Interest cost	320	481
Employee contributions	1,106	1,235
Actuarial gain	2,046	629
Benefits paid	557	(881)
Settlements	(10,299)	(5,239)
Plan amendment	(22)	20
Curtailment	(1,750)	—
Foreign exchange loss (gain)	2,722	(42)
Projected benefit obligation at end of year	$17,722	$21,878

The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024
Fair value of Plan assets, beginning	$16,873	$20,559
Actual return on Plan assets	1,125	246
Company contributions	978	988
Employee contributions	1,106	1,235
Benefits paid	557	(881)
Settlements	(10,299)	(5,239)
Foreign exchange gain (loss)	2,100	(35)
Fair value of Plan assets at end of year	$12,440	$16,873
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	June 27, 2025	June 28, 2024
Projected benefit obligation at end of year	$17,722	$21,878
Fair value of plan assets at end of year	12,440	16,873
Funded status	$(5,282)	$(5,005)
The fair value of Plan assets was $12,440 at June 27, 2025. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended June 27, 2025 or June 28, 2024. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of June 27, 2025, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. Effective in the first quarter of fiscal 2023, the Company increased the rate of its matching contributions from 3% to 6% of participants' eligible annual compensation and changed the form of these contributions from cash to Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. The Company had $3,068 and $2,901 of capitalized stock-based 401(k) matching compensation expense on the Consolidated Balance Sheet as of June 27, 2025 and June 28, 2024, respectively. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. Expense recognized by the Company for matching contributions related to the 401(k) plan was $14,900, $15,853, and $15,665 during the fiscal years ended June 27, 2025, June 28, 2024, and June 30, 2023, respectively.
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
As of June 27, 2025, the Company held assets under the rabbi trust of $268, was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $268. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the fiscal year ended June 27, 2025, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.
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
On October 26, 2022 the Stockholder Rights Plan and the Rights thereunder expired.
O.Stock-Based Compensation
STOCK INCENTIVE PLANS
At June 27, 2025, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 3,810 shares available for future grant under the 2018 Plan at June 27, 2025.
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

EMPLOYEE STOCK PURCHASE PLAN
The Company's 1997 Employee Stock Purchase Plan, as amended and restated (the “ 1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. The number of shares issued under the 1997 ESPP during fiscal years 2025, 2024 and 2023 was 0, 167 and 145, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during fiscal 2025.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, the number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. As of June 27, 2025, 130 shares have been issued under the 2024 ESPP. Shares available for future purchase under the 2024 ESPP totaled 870 as of June 27, 2025.
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
The following table summarizes activity with respect to Company-issued stock options since June 30, 2023:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/28/2024
Outstanding at June 30, 2023	—	—	$—	—	—
Granted	934	$12.71	$45.00
Exercised	—		$—
Cancelled	—		$—
Outstanding at June 28, 2024	934	$12.71	$45.00	3.69 years	$—
Granted	—		$—
Exercised	—		$—
Cancelled	—		$—
Outstanding at June 27, 2025	934	$12.71	$45.00	2.75 years	$—
Exercisable at June 27, 2025	—	$—	$—	—	$—
There were no options vested or exercised during fiscal year 2025. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 27, 2025, there was $5,822 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 1.75 years from June 27, 2025.
The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company calculated the fair values of the options grants using the following weighted-average assumptions:

Fiscal Year Ended
June 27, 2025
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
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 30, 2023:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,339	$54.45
Granted	1,334	36.38
Vested	(476)	56.04
Forfeited	(671)	47.14
Outstanding at June 28, 2024	1,526	$41.35
Granted	939	41.47
Vested	(409)	44.69
Forfeited	(314)	41.40
Outstanding at June 27, 2025	1,742	$40.37
The total fair value of restricted stock awards vested during fiscal years 2025, 2024 and 2023 was $16,643, $15,994 and $25,587, respectively.
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 718. The Company had $1,712 and $456 of capitalized stock-based compensation expense on the Consolidated Balance Sheets as of June 27, 2025 and June 28, 2024, respectively. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.
The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Cost of revenues	$1,205	$2,919	$2,926
Selling, general and administrative	17,809	16,936	18,335
Research and development	6,005	5,814	6,492
Stock-based compensation expense before tax	25,019	25,669	27,753
Income taxes(1)	(6,755)	(6,931)	(7,216)
Stock-based compensation expense, net of income taxes	$18,264	$18,738	$20,537
(1) Federal and state statutory rate of 27%
P.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief executive officer who acts as its CODM in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting ("ASC 280") to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there has been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, as of March 29, 2025. See the section Recently Adopted Accounting Pronouncements in Note B for more information. The CODM utilizes Net loss that is reported on the Consolidated Statement of Operations and Comprehensive Loss to assess operating performance and make decisions related to resource allocation. The Company's significant segment expenses include stock-based compensation and deprecation which are disclosed in Note O and Note E, respectively. Any other significant segment expenses which are regularly provided to the CODM are provided on the Consolidated Statement of Operations and Comprehensive Loss. The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in Note E.
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JUNE 27, 2025
Net revenues to unaffiliated customers	$859,058	$52,962	$—	$—	$912,020
Inter-geographic revenues	11,072	9,868	—	(20,940)	—
Net revenues	$870,130	$62,830	$—	$(20,940)	$912,020
Identifiable long-lived assets (1)	$100,484	$956	$—	$—	$101,440
YEAR ENDED JUNE 28, 2024
Net revenues to unaffiliated customers	$785,881	$49,375	$19	$—	$835,275
Inter-geographic revenues	6,777	1,369	—	(8,146)	—
Net revenues	$792,658	$50,744	$19	$(8,146)	$835,275
Identifiable long-lived assets (1)	$107,655	$2,698	$—	$—	$110,353
YEAR ENDED JUNE 30, 2023
Net revenues to unaffiliated customers	$927,003	$46,857	$22	$—	$973,882
Inter-geographic revenues	2,764	447	—	(3,211)	—
Net revenues	$929,767	$47,304	$22	$(3,211)	$973,882
Identifiable long-lived assets (1)	$116,381	$3,173	$—	$—	$119,554
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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Domestic (1)	$746,306	$704,115	$865,216
International/Foreign Military Sales (2)	165,714	131,160	108,666
Total Net Revenue	$912,020	$835,275	$973,882
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

The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Radar (1)	$169,738	$102,084	$229,467
Electronic Warfare (2)	96,918	107,211	144,554
Other Sensor and Effector (3)	98,833	129,035	112,659
Total Sensor and Effector	365,489	338,330	486,680
C4I (4)	398,161	383,012	414,143
Other (5)	148,370	113,933	73,059
Total Net Revenues	$912,020	$835,275	$973,882
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Components (1)	$189,983	$192,473	$197,180
Modules and Sub-assemblies (2)	246,097	185,587	200,281
Integrated Solutions (3)	475,940	457,215	576,421
Total Net Revenues	$912,020	$835,275	$973,882
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
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Airborne (1)	$410,677	$431,277	$506,264
Land (2)	166,250	115,781	157,505
Naval (3)	86,888	78,967	136,954
Space (4)	55,972	60,546	42,643
Other (5)	192,233	148,704	130,516
Total Net Revenues	$912,020	$835,275	$973,882
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
(5) All platforms other than Airborne, Land, Naval or Space.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
RTX Corporation	13%	10%	14%
Lockheed Martin Corporation	10%	11%	13%
U.S. Navy	10%	*	*
L3Harris	*	12%	*
Northrop Grumman	*	*	11%
	33%	33%	38%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended June 27, 2025, June 28, 2024 and June 30, 2023.
Q.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. On September 7, 2022, the Company entered into an interest rate Swap (the “Initial Swap”) with JP Morgan Chase Bank, N.A. (“JPMorgan”) for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $511,500 existing borrowings on the Revolver at a rate of 3.25%. The Initial Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Initial Swap was scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver.
On September 29, 2022, the Company terminated the Initial Swap. At the time of termination, the fair value of the Initial Swap was an asset of $5,995. The Company received the cash settlement of $5,995 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows for the year ended June 30, 2023.
Following the termination of the Initial Swap, the Company entered into the September 2022 Swap agreement with JPMorgan on September 29, 2022. The September 2022 Swap fixed $300,000 of total $511,500 existing borrowings on the Revolver at the time of the Swap at a rate of 3.79%. The Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The Swap was scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver.
On September 28, 2023, the Company terminated the September 2022 Swap. At the time of termination, the fair value of the Swap was an asset of $7,403. The Company received the cash settlement of $7,403 and these proceeds are classified within Operating Activities of the Consolidated Statements of Cash Flows for the year ended June 30, 2024.
Following the termination of the September 2022 Swap, the Company entered into the September 2023 Swap agreement on September 28, 2023 with JPMorgan for a notional amount of $300,000 in order to fix the interest rate associated with a portion of the total $576,500 existing borrowings on Company's Revolver at the time of the Swap at 4.66%. The September 2023 Swap agreement was designated and qualified for hedge accounting treatment as a cash flow hedge. The September 2023 Swap matures on February 28, 2027, coterminous with the maturity of the Revolver.
As of June 27, 2025, the fair value of the September 2023 Swap was a liability of $5,391 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
During fiscal year 2025, the Company amortized $3,524 of the gains associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Accumulated other comprehensive income.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of June 27, 2025, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of June 27, 2025 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of June 27, 2025 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 27, 2025 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of June 27, 2025. The effectiveness of our internal control over financial reporting as of June 27, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
During the fourth quarter ended June 27, 2025, none of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 27, 2025 and June 28, 2024
Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended June 27, 2025, June 28, 2024, and June 30, 2023
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 27, 2025, June 28, 2024, and June 30, 2023
Consolidated Statements of Cash Flows for the years ended June 27, 2025, June 28, 2024, and June 30, 2023
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

ITEM 16.         FORM 10-K SUMMARY
None.

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 27, 2025, JUNE 28, 2024, and JUNE 30, 2023
(In thousands)
Accounts receivable, Unbilled receivables and costs in excess of billings, allowance for credit losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2025	$8,360	$982	$106	$2,158	$7,078
2024	$1,335	$15,439	$138	$8,276	$8,360
2023	$2,074	$408	$15	$1,132	$1,335
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2025	$17,575	$(159)	$—	$—	$17,416
2024	$14,785	$2,394	$396	$—	$17,575
2023	$15,349	$906	$(1,470)	$—	$14,785

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 81, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 11, 2025.

MERCURY SYSTEMS, INC.

By	/s/ DAVID E. FARNSWORTH
David E. Farnsworth EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ WILLIAM L. BALLHAUS	President, Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	August 11, 2025
William L. Ballhaus
/S/ DAVID E. FARNSWORTH	Executive Vice President, Chief Financial Officer (principal financial officer)	August 11, 2025
David E. Farnsworth
/S/ DOUGLAS D. MUNRO	Vice President, Chief Accounting Officer (principal accounting officer)	August 11, 2025
Douglas D. Munro
/S/ ORLANDO P. CARVALHO	Director	August 11, 2025
Orlando P. Carvalho
/S/ GERARD J. DEMURO	Director	August 11, 2025
Gerard J. DeMuro
/S/ LISA S. DISBROW	Director	August 11, 2025
Lisa S. Disbrow
/S/ JEAN BUA	Director	August 11, 2025
Jean Bua
/S/ HOWARD L. LANCE	Director	August 11, 2025
Howard L. Lance
/S/ BARRY R. NEARHOS	Director	August 11, 2025
Barry R. Nearhos
/S/ SCOTT OSTFELD	Director	August 11, 2025
Scott Ostfeld
/S/ DEBORA A. PLUNKETT	Director	August 11, 2025
Debora A. Plunkett

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.1.6	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 29, 2021)
3.2	Bylaws, amended and restated, effective as of October 26, 2022 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on October 28, 2022)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
10.1*	2024 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed May 8, 2024)
10.2*
Form of Indemnification Agreement between the Company and each of its current directors (incorporated herein by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)

10.3*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year end June 28, 2024)
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

ITEM NO.	DESCRIPTION OF EXHIBIT
10.6*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year end June 28, 2024)
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

10.9*
Employment Agreement, dated August 15, 2023, between the Company and William L. Ballhaus (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 15, 2023)

10.10*	Letter Agreement, dated June 20, 2023, between the Company and David E. Farnsworth (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 29, 2023)
10.11*	Deferred Compensation Matching Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
10.12*	Deferred Compensation Matching Plan Adoption Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
10.13*†	Restricted Stock Unit Agreement, dated April 15, 2025, between the Company and David E. Farnsworth
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year end June 28, 2024)
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recoupment Policy (incorporated herein by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year end June 28, 2024)

ITEM NO.	DESCRIPTION OF EXHIBIT
101†	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.