Form 10-Q
period 2025-09-26
MERCURY SYSTEMS INC
filed 2025-11-04
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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

Shares of Common Stock outstanding as of October 31, 2025: 60,100,136 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 26, 2025	June 27, 2025
Assets
Current assets:
Cash and cash equivalents	$304,716	$309,099
Accounts receivable, net of allowance for credit losses of $1,832 and $1,767 at September 26, 2025 and June 27, 2025, respectively	92,648	109,588
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 for both September 26, 2025 and June 27, 2025	274,835	278,475
Inventory	340,246	332,920
Prepaid income taxes	1,389	457
Prepaid expenses and other current assets	70,789	27,639
Total current assets	1,084,623	1,058,178
Property and equipment, net	102,634	101,440
Goodwill	938,093	938,093
Intangible assets, net	200,407	210,611
Operating lease right-of-use assets, net	53,869	52,264
Deferred tax assets	72,861	69,016
Other non-current assets	5,105	5,162
Total assets	$2,457,592	$2,434,764
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,814	$79,116
Accrued expenses	75,331	43,143
Accrued compensation	23,540	51,321
Deferred revenues and customer advances	125,498	126,797
Total current liabilities	322,183	300,377
Income taxes payable	4,046	4,046
Long-term debt	591,500	591,500
Operating lease liabilities	53,630	52,738
Other non-current liabilities	11,224	12,642
Total liabilities	982,583	961,303
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 59,426,779 and 59,003,174 shares issued and outstanding at September 26, 2025 and June 27, 2025, respectively	594	590
Additional paid-in capital	1,301,397	1,287,478
Retained earnings	169,380	181,895
Accumulated other comprehensive income	3,638	3,498
Total shareholders’ equity	1,475,009	1,473,461
Total liabilities and shareholders’ equity	$2,457,592	$2,434,764

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	September 26, 2025	September 27, 2024
Net revenues	$225,209	$204,431
Cost of revenues	162,310	152,641
Gross margin	62,899	51,790
Operating expenses:
Selling, general and administrative	45,906	33,153
Research and development	13,184	18,383
Amortization of intangible assets	10,259	11,235
Restructuring and other charges	1,584	2,260
Acquisition costs and other related expenses	563	177
Total operating expenses	71,496	65,208
Loss from operations	(8,597)	(13,418)
Interest income	2,027	544
Interest expense	(7,886)	(8,906)
Other expense, net	(2,080)	(1,339)
Loss before income tax benefit	(16,536)	(23,119)
Income tax benefit	(4,021)	(5,594)
Net loss	$(12,515)	$(17,525)

Basic net loss per share	$(0.21)	$(0.30)
Diluted net loss per share	$(0.21)	$(0.30)

Weighted-average shares outstanding:
Basic	59,191	58,260
Diluted	59,191	58,260

Comprehensive loss:
Net loss	$(12,515)	$(17,525)
Change in fair value of derivative instruments, net of tax	(256)	(5,885)
Foreign currency translation adjustments	437	(320)
Deferred compensation and pension benefit plan, net of tax	(41)	(54)
Total other comprehensive income (loss), net of tax	140	(6,259)
Total comprehensive loss	$(12,375)	$(23,784)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended September 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461
Issuance of common stock under employee stock incentive plans	345	3	(3)	—	—	—
Issuance of common stock under defined contribution plan	79	1	5,205	—	—	5,206
Stock-based compensation	—	—	8,717	—	—	8,717
Net loss	—	—	—	(12,515)	—	(12,515)
Other comprehensive income	—	—	—	—	140	140
Balance at September 26, 2025	59,427	$594	$1,301,397	$169,380	$3,638	$1,475,009

	For the First Quarter Ended September 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	235	2	(2)	—	—	—
Issuance of common stock under defined contribution plan	126	1	4,511	—	—	4,512
Stock-based compensation	—	—	6,338	—	—	6,338
Net loss	—	—	—	(17,525)	—	(17,525)
Other comprehensive loss	—	—	—	—	(6,259)	(6,259)
Balance at September 27, 2024	58,455	$584	$1,253,249	$202,274	$3,734	$1,459,841

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net loss	$(12,515)	$(17,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,913	21,220
Stock-based compensation expense	9,573	6,092
Stock-based matching contributions on defined contribution plan	6,750	4,432
Benefit for deferred income taxes	(3,855)	(7,847)
Provision for bad debt	(36)	218
Other non-cash items	288	2,707
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	20,138	(6,148)
Inventory	(12,129)	(13,907)
Prepaid income taxes	(933)	(63)
Prepaid expenses and other current assets	(35,317)	1,982
Other non-current assets	(2,097)	1,840
Accounts payable, accrued expenses, and accrued compensation	20,893	(27,004)
Deferred revenues and customer advances	(8,339)	21,239
Income taxes payable	8	978
Other non-current liabilities	840	(2,874)
Net cash provided by (used in) operating activities	2,182	(14,660)
Cash flows from investing activities:
Purchases of property and equipment	(6,548)	(6,236)
Net cash used in investing activities	(6,548)	(6,236)
Cash flows from financing activities:
Payments of deferred financing and offering costs	—	(2,249)
Net cash used in financing activities	—	(2,249)
Effect of exchange rate changes on cash and cash equivalents	(17)	747
Net decrease in cash and cash equivalents	(4,383)	(22,398)
Cash and cash equivalents at beginning of period	309,099	180,521
Cash and cash equivalents at end of period	$304,716	$158,123
Cash paid (refunded) during the period for:
Interest	$8,523	$8,898
Income taxes paid (refunded), net	$486	$(923)
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$3,298	$3,300
Non-cash investing activity: Inventory transfer to property and equipment, net	$4,444	$—
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)
A.Description of Business
Mercury Systems, Inc. (the Company) is a global technology company that delivers mission-critical processing to the edge—where signals and data are collected—to solve the most pressing aerospace and defense challenges. Mercury’s products and solutions are deployed in more than 300 programs, and across 35 countries. The Company is headquartered in Andover, Massachusetts, and has over 20 locations worldwide.
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 27, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2025. The results for the first quarter ended September 26, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2026 are to the quarter ended September 26, 2025. There were 13 weeks during the first quarters ended September 26, 2025 and September 27, 2024, respectively.
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
ACCOUNTS RECEIVABLES FACTORING
On August 13, 2024, the Company entered into a $60,000 committed receivables purchase and servicing agreement (“RPSA”). The RPSA has an initial term of two years. Pursuant to the RPSA, the counterparty has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60,000. Under the RPSA, a portion of the factored receivables is paid by the counterparty in cash and classified as a deferred purchase price receivable, which is paid as receivables are collected by the Company.
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
The Company had $45,468 and $419 of factored accounts receivables and factoring fees, respectively, for the first quarter ended September 26, 2025. The Company had $43,659 and $362 of factored accounts receivables and factoring fees, respectively, for the first quarter ended September 27, 2024.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of September 26, 2025.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 52% and 45% of revenues for the first quarters ended September 26, 2025 and September 27, 2024, respectively.
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
Total revenue recognized over time was 48% and 55% of total revenues for the first quarters ended September 26, 2025 and September 27, 2024, respectively.
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

	First Quarters Ended
(In thousands, except per share data)	September 26, 2025	September 27, 2024
Loss from operations	$(4,050)	$(8,293)
Net loss(1)	$(2,957)	$(6,054)
Diluted net loss per share	$(0.05)	$(0.10)
Diluted Shares	59,191	58,260
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
The contract asset balances were $274,835 and $278,475 as of September 26, 2025 and June 27, 2025, respectively. The contract asset balance decreased due to $111,295 of billings, partially offset by revenue recognized under over time contracts of $107,655 during the first quarter ended September 26, 2025. The contract liability balances were $125,871 and $127,605 as of September 26, 2025 and June 27, 2025, respectively. The contract liability decreased due to the timing of revenue recognized across multiple programs.
Revenue recognized for the first quarter ended September 26, 2025 that was included in the contract liability balance at June 27, 2025 was $39,642. Revenue recognized for the first quarter ended September 27, 2024 that was included in the contract liability balance at June 28, 2024 was $26,411.

REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of September 26, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $782,643. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at June 27, 2025	$2,945
Accruals for warranties issued during the period	704
Settlements made during the period	(897)
Balance at September 26, 2025	$2,752

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Basic weighted-average shares outstanding	59,191	58,260
Effect of dilutive equity instruments	—	—
Diluted weighted-average shares outstanding	59,191	58,260
Equity instruments to purchase 2,590 and 2,694 shares of common stock were not included in the calculation of diluted net loss per share for the first quarters ended September 26, 2025 and September 27, 2024, respectively, because the equity instruments were anti-dilutive.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU affect entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The ASU is effective for fiscal years beginning after December 15, 2025, and all interim periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The main provisions are improving operability of the guidance and removing references of different software development stages to remain neutral to different methods. The ASU is effective for fiscal years beginning after December 15, 2027, and all interim periods within applicable annual periods, with early adoption permitted at beginning of annual reporting period. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective June 28, 2025, the company adopted ASU No. 2023-09, Improvement to Income Tax Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU enact new income tax disclosure requirements in addition to modifying existing requirements. The amendment requires entities to categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The adoption of this update did not have a material impact on the Company's consolidated financial statements but will result in expanded income tax disclosures in the Company's annual financial statements for the fiscal period ending July 3, 2026.

C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of September 26, 2025:

	Fair Value Measurements
	September 26, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4,778	$—	$4,778	$—
Total measured at fair value	$4,778	$—	$4,778	$—
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
During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of September 26, 2025, the fair value of the September 2023 Swap was a liability of $4,778 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of June 27, 2025:

	Fair Value Measurements
	June 27, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5,391	$—	$5,391	$—
Total measured at fair value	$5,391	$—	$5,391	$—
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of June 27, 2025, the fair value of the September 2023 Swap was a liability of $5,391 and was included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
Refer to Note N for further information regarding the September 2023 Swap.
D.Inventory
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials, labor and overhead. On a quarterly basis, the Company uses consistent methodologies to evaluate inventory for net realizable value. Once an item is written down, the value becomes the new inventory cost basis. The Company reduces the value of inventory for excess and obsolete inventory, consisting of on-hand inventory in excess of estimated usage. The excess and obsolete inventory evaluation is based upon assumptions about future demand, historical usage, product mix and possible alternative uses. During the first quarter ended September 26, 2025, the Company reclassified $4,444 of work in process inventory to property and equipment, net to support a test lab and demonstration room for its technologies and to meet anticipated production demands for its solutions through additional testing capabilities. Inventory was comprised of the following:

	As of
	September 26, 2025	June 27, 2025
Raw materials	$191,876	$195,496
Work in process	126,109	118,376
Finished goods	22,261	19,048
Total	$340,246	$332,920

E.Property and Equipment
Property and equipment, net consisted of the following:

	Estimated Useful Lives (Years)	As of
		September 26, 2025	June 27, 2025
Computer equipment and software	3-4	$150,827	$149,342
Furniture and fixtures	5	24,086	23,176
Leasehold improvements	lesser of estimated useful life or lease term	72,581	74,278
Machinery and equipment	5-10	177,676	168,412
		425,170	415,208
Less: accumulated depreciation		(322,536)	(313,768)
Property and equipment, net		$102,634	$101,440
The $1,194 increase in property and equipment, net was primarily due to capital expenditures of $6,548 and the reclassification of work in process inventory to property and equipment of $4,444, partially offset by depreciation expense. There was no retirements of property and equipment during the first quarters ended September 26, 2025 and September 27, 2024.
Depreciation expense related to property and equipment for the first quarters ended September 26, 2025 and September 27, 2024 was $8,654 and $9,985, respectively.
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
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company also assesses potential triggering events during interim reporting periods. During the first quarter ended September 26, 2025, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.
There has been no change to the carrying amount of goodwill during the first quarter ended September 26, 2025.
G.Restructuring
During the first quarter ended September 26, 2025, the Company approved and initiated a workforce reduction that eliminated approximately 40 positions, resulting in $1,584 of severance costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and lines of business. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 27, 2025	$1,206
Restructuring charges	1,584
Cash paid	(1,233)
Balance at September 26, 2025	$1,557

H.Income Taxes
The Company recorded an income tax benefit of $4,021 and $5,594 on a loss before income taxes of $16,536 and $23,119 for the first quarters ended September 26, 2025 and September 27, 2024, respectively.
During the first quarters ended September 26, 2025 and September 27, 2024, the Company recognized a tax benefit of $1,120 related to stock compensation windfalls and a tax provision of $219 related to stock compensation shortfalls, respectively.
The effective tax rate for the first quarters ended September 26, 2025 and September 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes.
The Company continues to maintain a valuation allowance on all of its foreign net operating loss carryforwards and the majority of its state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be recognized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the Tax Cuts and Jobs Act ("TCJA"), including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest expense limitation and immediate expensing of domestic research and development expenditures. The Company has evaluated the potential impact of this legislation and expects it to result primarily in a timing difference, with no material impact on the Company's effective tax rate.
I.Debt
REVOLVING CREDIT FACILITY
The Company has a 5-year revolving credit facility (the "Revolver") with a maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of September 26, 2025 is approximately $900,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $5,883 as of September 26, 2025. During the first quarter ended September 26, 2025, the Company made no borrowings or repayments. As of September 26, 2025, the Company was in compliance with all covenants and conditions under the Revolver. The Company incurred interest expense of $7,886 for the first quarter ended September 26, 2025.
As of September 26, 2025, the Company's outstanding balance of unamortized deferred financing costs was $2,994, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 amendment to the Revolver.
On August 13, 2024, the Company executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900,000, with a temporary reduction in credit availability to $750,000 until the Company meets a minimum consolidated EBITDA level, as defined in the Amendment No. 6 to the Revolver. In conjunction with Amendment No. 6 to the Revolver, the Company incurred $2,249 of new deferred financing costs that will be amortized over the remaining term of the Revolver. As part of the amendment, the Company wrote off $714 of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Refer to exhibit 10.7.6 on Form 10-K filed by the Company with the SEC on August 11, 2025.
Refer to Note O for further information regarding Amendment No. 7 to the Revolver entered into on November 4, 2025.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at September 26, 2025 was a net liability of $5,342, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $167 and $232 associated with the Plan and a net loss of $57 and $54 in AOCI during the first quarters ended September 26, 2025 and September 27, 2024, respectively. The Company's total expected employer contributions to the Plan during fiscal 2026 are $706.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the first quarters ended September 26, 2025 and September 27, 2024, the Company recognized share-based matching contributions related to the 401(k) plan of $6,750 and $4,432, respectively.
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
As of September 26, 2025, the Company held assets under the rabbi trust of $657, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $657. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Other long-term liabilities in the Consolidated Balance Sheets. During the first quarters ended September 26, 2025 and September 27, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
At September 26, 2025, the aggregate number of shares authorized for issuance under the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) is 7,862 shares, including 3,000 shares approved by the Company's shareholders on October 28, 2020 and 2,000 shares approved for future grant under the 2018 Plan by the Company's shareholders on October 26, 2022. On October 25, 2023, the Company's shareholders approved an additional 3,450 shares to be added to the 2018 plan. The 2018 Plan shares available for issuance also include 948 shares rolled into the 2018 Plan that were available for future grant under the Company’s 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2018 Plan replaced the 2005 Plan. The 2018 Plan provides for the grant of non-qualified and incentive stock options, restricted stock, stock appreciation rights and deferred stock awards to employees and non-employees. Stock options must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and the options generally have a term of seven years. There were 2,774 available shares for future grant under the 2018 Plan at September 26, 2025.
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
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares issued under the 1997 ESPP during the first quarters ended September 26, 2025 and September 27, 2024, respectively.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were no shares issued under the 2024 ESPP during the first quarters ended September 26, 2025 and September 27, 2024, respectively. Shares available for future purchase under the 2024 ESPP totaled 870 at September 26, 2025.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity with respect to Company-issued stock options since June 27, 2025:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 26, 2025
Outstanding at June 27, 2025	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at September 26, 2025	934	12.71	45.00	2.53 years	—
Exercisable at September 26, 2025	—	$—	$—	—	—
There were no options vested or exercised during the first quarter ended September 26, 2025. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 26, 2025, there was $4,943 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 1.53 years from September 26, 2025.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 27, 2025:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2025	1,742	$40.37
Granted	543	66.68
Vested	(345)	39.91
Forfeited	(45)	42.58
Outstanding at September 26, 2025	1,895	$48.00

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
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Cost of revenues	$1,760	$113
Selling, general and administrative	6,296	4,611
Research and development	1,517	1,368
Stock-based compensation expense before tax	9,573	6,092
Income taxes(1)	(2,585)	(1,645)
Stock-based compensation expense, net of income taxes	$6,988	$4,447
(1) Federal and state statutory rate of 27%
L.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief executive officer who acts as its Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting (“ASC 280”) to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there has been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The CODM utilizes Net loss that is reported on the Consolidated Statement of Operations and Comprehensive Loss to assess operating performance and make decisions related to resource allocation. The Company's significant segment expenses include stock-based compensation and depreciation which are disclosed in Note K and Note E, respectively. Any other significant segment expenses which are regularly provided to the CODM are provided on the Consolidated Statement of Operations and Comprehensive Loss. The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in Note E.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Eliminations	Total
FIRST QUARTER ENDED SEPTEMBER 26, 2025
Net revenues to unaffiliated customers	$211,998	$13,211	$—	$225,209
Inter-geographic revenues	2,301	2,486	(4,787)	—
Net revenues	$214,299	$15,697	$(4,787)	$225,209
FIRST QUARTER ENDED SEPTEMBER 27, 2024
Net revenues to unaffiliated customers	$192,660	$11,771	$—	$204,431
Inter-geographic revenues	2,055	2,819	(4,874)	—
Net revenues	$194,715	$14,590	$(4,874)	$204,431

The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
September 26, 2025	$101,658	$976	$102,634
June 27, 2025	$100,484	$956	$101,440
Identifiable long-lived assets exclude right-of-use assets, goodwill, and intangible assets.
The Company offers a broad family of products and processing solutions designed to meet the full range of requirements in compute-intensive, signal processing, image processing and command and control applications. To maintain a competitive advantage, the Company seeks to leverage technology investments across multiple lines of business and product solutions.
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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Domestic(1)	$187,923	$161,194
International/Foreign Military Sales(2)	37,286	43,237
Total Net Revenue	$225,209	$204,431
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
The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Radar(1)	$30,190	$33,749
Electronic Warfare(2)	20,999	26,346
Other Sensor & Effector(3)	29,765	26,366
Total Sensor & Effector	80,954	86,461
C4I(4)	111,466	85,280
Other(5)	32,789	32,690
Total Net Revenue	$225,209	$204,431
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Components(1)	$45,499	$44,864
Modules and Sub-assemblies(2)	66,196	45,822
Integrated Solutions(3)	113,514	113,745
Total Net Revenue	$225,209	$204,431
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
The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Airborne(1)	$94,688	$90,490
Land(2)	42,883	34,314
Naval(3)	19,639	20,653
Space(4)	18,475	15,359
Other(5)	49,524	43,615
Total Net Revenues	$225,209	$204,431
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
(5) All platforms other than Airborne, Land, Naval, or Space.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	September 26, 2025	September 27, 2024
Lockheed Martin Corporation	13%	11%
RTX Corporation	10%	*
Northrop Grumman	10%	*
L3Harris	*	12%
	33%	23%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the first quarters ended September 26, 2025 and September 27, 2024.
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

On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, Freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts (the “Site”) contributed to the groundwater contamination, and NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the Site at a level above the standard that MassDEP published for PFAS in October 2020. The Company has not been contacted by MassDEP regarding PFAS since the response was provided in November 2021. On October 30, 2025, MassDEP sent a Notice of Responsibility to the Company reporting that the Company, as successor to a former owner and operator of the Site, and Laine Realty Trust, the current owner of the Site, are responsible parties related to alleged releases of waste wave solder and Freon at the Site. The Company is engaging a licensed site professional and will respond to the notice from MassDEP. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023. On March 25, 2024, the arbitrator denied the former CEO’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration hearing. An arbitration hearing was conducted from March 31, 2025 through April 9, 2025. Following the arbitration hearing, the parties filed post-hearing briefs on May 16, 2025, response briefs on June 13, 2025 and conducted oral arguments on June 30, 2025. On August 13, 2025, the arbitrator issued an interim award finding that the former CEO did not have good reason for termination under the CIC Agreement, rejecting the former CEO's claims for enhanced severance payments and accelerated stock vesting. However, the arbitrator found that the former CEO is entitled to compensation during the dispute under the agreement. The arbitrator awarded the former CEO cash compensation including base salary, interest, and bonus, but the arbitrator declined to award the former CEO shares of Mercury stock (or the value thereof) because the arbitrator determined it was unclear whether he had jurisdiction to review the effect of Mercury's Human Capital and Compensation Committee decision to rescind and cancel such stock awards. The arbitrator also awarded the former CEO all reasonable legal fees and expenses incurred in the arbitration per the CIC Agreement, finding no bad faith in his pursuit of the claims, and rejected the Company's counterclaims. The total amount of the Company's obligation to the former CEO is still to be determined, as the calculation of his legal fees and interest remains to be considered by the arbitrator, but the Company expects the total final award to be approximately $3,000. On September 12, 2025, the former CEO filed a complaint in Massachusetts state court seeking to vacate the interim arbitration award in part, as to the shares of Mercury's stock the arbitrator declined to award. The Company believes that it has valid defenses to the claims asserted by the former CEO and intends to contest the claims vigorously. It is reasonably possible that the Company will incur a liability in this matter, and it estimates the potential range of exposure from $3,000 to $12,000, plus costs and attorneys’ fees for our former CEO during the Massachusetts state court dispute and further arbitration.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On February 20, 2025, the Court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The Court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett and Mr. Ballhaus are

indemnified by the Company for the federal securities class action. While in discovery, the parties participated in a mediation on September 11, 2025. After the mediation, all parties to the securities class action lawsuit agreed to a settlement in principle to resolve the litigation for $32,500, which settlement in principle is subject to a final settlement agreement and review and approval by the court. As of September 26, 2025, a $32,500 receivable and payable were included within prepaid expenses and other current assets and accrued expenses in the Company's Consolidated Balance Sheet, respectively. The increase and decrease in the receivable and payable were reflected within the changes in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the first quarter ended September 26, 2025.
On October 11, 2024, the Company received a shareholder derivative demand on behalf of Robert Sawyer alleging substantially the same claims as those covered in the federal securities class action. On November 14, 2024, the Company entered into a tolling agreement on this derivative demand. On February 28, 2025, the Company received a derivative demand on behalf of James Jones alleging substantially the same claims as those covered in the federal securities class action and the Robert Sawyer derivative demand. On May 20, 2025, the Board of Directors formed a Special Investigation Committee of independent directors to investigate the subject matters of the demand letters. On June 6, 2025, James Jones, on behalf of nominal defendant Mercury Systems, Inc., filed a derivative complaint in Massachusetts Superior Court in Essex County against Mark Aslett, Michael Ruppert, William Ballhaus, David Farnsworth, Orlando Carvalho, Lisa Disbrow, Barry Nearhos, Howard Lance, Debora Plunkett, Gerard DeMuro, Scott Ostfeld, Roger Krone, William O’Brien, Vincent Vitto, James Bass, Michael Daniels, and Mary Louise Krakauer, all current or former Mercury officers or directors. This derivative action has been stayed while the Special Investigation Committee conducts its investigation. On July 17, 2025, the Company received a derivative demand on behalf of Pauline McKinnon alleging substantially the same claims as those covered in the federal securities class action and the James Jones and Robert Sawyer derivative demands. The Company believes the claims in the derivative demands and derivative action are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter.
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
In September 2025, an internal investigation was initiated, with the assistance of outside counsel, in connection with what the Company preliminarily believes may be inaccurately reported test results and certifications of conformance with certain product performance specifications under subcontracts involving approximately $15,000 in total revenue over approximately 20 years in support of a government program. The Company has no evidence that the product has not been effective in its intended use or function, nor has it encountered reported safety issues. The Company has reported the matter to the customer and, in an abundance of caution, to the government. The Company cannot currently estimate the amount or range of cost or any loss associated with this matter. Any determination that the Company’s operations were not in compliance with laws or regulations such as the False Claims Act could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, and could be material to the Company’s financial results or business operations.
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
PURCHASE COMMITMENTS
As of September 26, 2025, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $209,466.

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
N.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. As of the reporting date, the Company entered into interest rate swaps with a total notional amount of $300,000 to fix the interest rate associated with a portion of the $591,500 existing borrowings on Company’s Revolver. The Swap agreement is designated and qualified for hedge accounting treatment as a cash flow hedge and is scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver. As of September 26, 2025, the fair value of the Swap was a liability of $4,778 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheet.
On September 29, 2022 and on September 28, 2023 the Company terminated previous Swap agreements and entered into new agreements with the same maturity February 28, 2027. The fair market values of the Swaps at the time of termination are amortized until the maturity date (February 28, 2027).
During the first quarter ended September 26, 2025, the Company amortized a total of $881 of the gain associated with the previously disclosed interest swaps terminated on September 29, 2022 and September 28, 2023, as disclosed in Note Q of Form 10-K filed with the SEC on August 11, 2025, which is included within Other comprehensive income (loss).
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of September 26, 2025, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
O.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued.
On October 22, 2025, at the Company's Annual Meeting, shareholders approved the Company's new 2025 Long Term Incentive Plan, which replaces the Company's 2018 Stock Incentive Plan.
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200,000 of the Company’s outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors.
On November 4, 2025, the Company entered into Amendment No. 7 to the Revolver. This amendment extends the maturity date of the Revolver by five years to November 4, 2030 with a facility size of $850,000. As of the effective date of the amendment, the outstanding balance on the Revolver was $591,500.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to meet contractual performance specifications, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, adverse findings in government audits or investigations, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the dispute arising with the former CEO over his resignation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems is a global technology company that delivers mission-critical processing to the edge to solve the most pressing aerospace and defense challenges.
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
As of September 26, 2025, we had 2,175 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended September 26, 2025 were $225.2 million, $12.5 million, $0.21, $0.26, and $35.6 million, respectively.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the first quarters ended September 26, 2025 and September 27, 2024, respectively. The results for the first quarter ended September 26, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter ended September 26, 2025 compared to the first quarter ended September 27, 2024
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	September 26, 2025	As a % of Total Net Revenue	September 27, 2024	As a % of Total Net Revenue
Net revenues	$225,209	100.0%	$204,431	100.0%
Cost of revenues	162,310	72.1	152,641	74.7
Gross margin	62,899	27.9	51,790	25.3
Operating expenses:
Selling, general and administrative	45,906	20.3	33,153	16.2
Research and development	13,184	5.9	18,383	9.0
Amortization of intangible assets	10,259	4.6	11,235	5.5
Restructuring and other charges	1,584	0.7	2,260	1.1
Acquisition costs and other related expenses	563	0.2	177	0.1
Total operating expenses	71,496	31.7	65,208	31.9
Loss from operations	(8,597)	(3.8)	(13,418)	(6.6)
Interest income	2,027	0.9	544	0.3
Interest expense	(7,886)	(3.5)	(8,906)	(4.4)
Other expense, net	(2,080)	(1.0)	(1,339)	(0.6)
Loss before income tax benefit	(16,536)	(7.4)	(23,119)	(11.3)
Income tax benefit	(4,021)	(1.8)	(5,594)	(2.7)
Net Loss	$(12,515)	(5.6)%	$(17,525)	(8.6)%
REVENUES
Total revenues increased $20.8 million, or 10.2%, to $225.2 million during the first quarter ended September 26, 2025, as compared to $204.4 million during the first quarter ended September 27, 2024. Revenues increased year over year as we continued to execute on our program base, and continued toward full rate production of our common processing architecture programs. Point in time revenue and over time revenue represented 52% and 48%, respectively, of total revenues during the first quarter ended September 26, 2025, an increase of $25.2 million and decrease of $4.5 million, respectively. Point in time revenue and over time revenue represented 45% and 55% respectively, of total revenues during the first quarter ended September 27, 2024.
Revenue increases were driven by the modules and sub-assemblies as well as the components product grouping which increased $20.4 million and $0.6 million, respectively, partially offset by the integrated solutions product grouping which decreased $0.2 million during the first quarter ended September 26, 2025 when compared to the prior period. The increase in total revenue was primarily driven by the C4I and other sensor and effector end applications with increases of $26.2 million and $3.4 million respectively, partially offset by decreases to the electronic warfare and the radar end applications of $5.3 million and $3.6 million. The increase in total revenue was also driven by the Land, Other, Airborne, and Space platforms with increases of $8.6 million, $5.9 million, $4.2 million, and $3.1 million, respectively, partially offset by a decrease to the Naval platform of $1.0 million. The largest program increases were related to KC-46, a secure processing program, and F/A-18, partially offset by decreases in a secure processing program and the F-16 program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the first quarters ended September 26, 2025 or September 27, 2024.

GROSS MARGIN
Gross margin was 27.9% for the first quarter ended September 26, 2025, an increase of 260 basis points from the 25.3% gross margin realized during the first quarter ended September 27, 2024. The higher gross margin was driven primarily by favorable program mix, lower manufacturing adjustments of $7.4 million as well as net estimate at completion ("EAC") change impact on our programs recognized over time of approximately $4.1 million recorded in the quarter, an incremental improvement of approximately $4.2 million, or 200 basis points, when compared to the prior period. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. We have not seen material increases to these costs in the first quarter of fiscal 2026, but they could impact our gross margins in the future.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	First Quarters Ended
(in thousands)	September 26, 2025	September 27, 2024
Gross favorable	$8,455	$7,774
Gross unfavorable	(12,505)	(16,067)
Net impact of changes in estimates	$(4,050)	$(8,293)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, including impact of contract amendments factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgment across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $12.7 million, or 38.4%, to $45.9 million during the first quarter ended September 26, 2025, as compared to $33.2 million in the first quarter ended September 27, 2024. The increase was primarily driven by higher compensation and litigation and settlement expense of $7.3 million and $6.0 million, respectively. These increases were partially offset by lower consulting and depreciation expense of $0.6 million and $0.5 million, respectively. The litigation and settlement expense incurred during the first quarter ended September 26, 2025 was comprised of $5.2 million related to the dispute with our former CEO and $1.0 million related to contract matters.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $5.2 million, or 28.3%, to $13.2 million during the first quarter ended September 26, 2025, as compared to $18.4 million during the first quarter ended September 27, 2024. The decrease was primarily driven by the savings from headcount reductions of approximately 230 employees, initiated in fiscal 2025, resulting in lower expense of $6.7 million. We also saw decreased spending on outside service, depreciation, and software licensing expense of $0.6 million, $0.6 million, and $0.4 million, respectively. These decreases were partially offset by higher equipment and supplies and bonus expense of $2.2 million and $1.1 million, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $10.3 million of amortization of intangible assets during the first quarter ended September 26, 2025, as compared to $11.2 million during the first quarter ended September 27, 2024, primarily due to various customer relationship intangibles being fully amortized in fiscal 2025.
RESTRUCTURING AND OTHER CHARGES
We incurred $1.6 million of restructuring and other charges during the first quarter ended September 26, 2025, as compared to $2.3 million during the first quarter ended September 27, 2024. Restructuring and other charges during the first quarter ended September 26, 2025 were primarily to related to severance related charges associated with a workforce reduction initiated during the quarter that eliminated approximately 40 positions. Restructuring and other charges during the first quarter ended September 27, 2024 were primarily for severance related charges.
We expect to incur an additional $2.4 million of restructuring and other charges during the second quarter ending December 26, 2025, primarily related to severance-related charges associated with a workforce reduction that eliminates 42 international positions.

ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.6 million during the first quarter ended September 26, 2025, as compared to $0.2 million during the first quarter ended September 27, 2024.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $2.0 million of interest income during the first quarter ended September 26, 2025, as compared to $0.5 million during the first quarter ended September 27, 2024. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
We incurred $7.9 million of interest expense during the first quarter ended September 26, 2025, as compared to $8.9 million during the first quarter ended September 27, 2024. The decrease was driven by lower interest rates during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $2.1 million during the first quarter ended September 26, 2025, as compared to $1.3 million during the first quarter ended September 27, 2024. The first quarter ended September 26, 2025 includes $0.9 million of financing costs, $0.8 million net foreign currency translation losses, and $0.4 million of securities class action expense. Legal fees incurred under the securities class action are reimbursable by our insurance providers, mitigating our expenses incurred to date. The first quarter ended September 27, 2024 includes $2.3 million of financing costs, $0.5 million of consulting costs, and $0.2 million securities class action expenses, partially offset by $1.5 million net foreign currency translation gains and $0.2 million of other income.
INCOME TAXES
We recorded income tax benefits of $4.0 million and $5.6 million on losses before income taxes of $16.5 million and $23.1 million for the first quarters ended September 26, 2025 and September 27, 2024, respectively.
During the first quarter ended September 26, 2025 and September 27, 2024, we recognized a tax benefit of $1.1 million related to stock compensation windfalls and a tax provision of $0.2 million related to stock compensation shortfalls, respectively.
The effective tax rate for the first quarter ended September 26, 2025 and September 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes.
We continue to maintain a valuation allowance on all of our foreign net operating loss carryforwards and the majority of our state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized. We expect to amortize previously capitalized research and development expenditures.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the Tax Cuts and Jobs Act ("TCJA"), including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest expense limitation and immediate expensing of domestic research and development expenditures. We have evaluated the potential impact of this legislation and expect it to result primarily in a timing difference, with no material impact on our effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. As of the first quarter ended September 26, 2025, our working capital balance increased $9.0 million as compared to the balance as of June 27, 2025.
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
Revolving Credit Facilities
We have a 5-year Revolver with a maturity extended to February 28, 2027. The borrowing capacity as defined under the Revolver as of September 26, 2025 is the total availability of $900.0 million less outstanding borrowings of $591.5 million and outstanding letters of credit of $5.9 million. During the first quarter ended September 26, 2025, we made no borrowings or repayments. As of September 26, 2025, we were in compliance with all covenants and conditions under the Revolver.
On August 13, 2024, we executed Amendment No. 6 to the Revolver, decreasing the permanent borrowing capacity to $900.0 million.
On November 4, 2025, the Company entered into Amendment No. 7 to the Revolver. This amendment extends the maturity date of the credit facility by five years to November 4, 2030 with a facility size of $850.0 million. As of the effective date of the amendment, the outstanding balance on the facility was $591.5 million.
See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $60.0 million. We had $45.5 million of factored accounts receivable as of September 26, 2025 and incurred factoring fees of approximately $0.4 million during the first quarter ended September 26, 2025. We had $43.7 million of factored accounts receivable as of September 27, 2024 and incurred factoring fees of approximately $0.4 million during the first quarter ended September 27, 2024.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	September 26, 2025	September 27, 2024
Net cash provided by (used in) operating activities	$2,182	$(14,660)
Net cash used in investing activities	$(6,548)	$(6,236)
Net cash used in financing activities	$—	$(2,249)
Net decrease in cash and cash equivalents	$(4,383)	$(22,398)
Cash and cash equivalents at end of period	$304,716	$158,123
Our cash and cash equivalents decreased by $4.4 million from June 27, 2025 to September 26, 2025, as the result of $6.5 million invested in purchases of property and equipment, partially offset by $2.2 million of cash provided by operating activities.

Operating Activities
During the first quarter ended September 26, 2025, we had an inflow of $2.2 million in cash from operating activities compared to a $14.7 million outflow during the first quarter ended September 27, 2024. The inflow during the first quarter ended September 26, 2025 was primarily due to an inflow of $20.9 million from accounts payable, accrued expenses, and accrued compensation, as compared to an outflow in the prior period of $27.0 million, an inflow of $20.1 million from accounts receivable, unbilled receivables, and costs in excess of billings, as compared to an outflow in the prior period of $6.1 million, a lower net loss of $5.0 million, and a lower benefit for deferred income taxes of $4.0 million. This activity was partially offset by an outflow of $35.3 million from prepaid expenses and other current assets, as compared to an inflow in the prior period of $2.0 million and an outflow of $8.3 million from deferred revenues and customer advances, as compared to an inflow in the prior period of $21.2 million. The settlement in principle of the federal securities class action lawsuit, which is expected to be covered by our insurance, reached during the first quarter ended September 26, 20025, increased the cash provided by accrued expenses and was offset by a $32.5 million outflow in other current assets, respectively.
Investing Activities
During the first quarter ended September 26, 2025, we had higher purchases of property and equipment of $6.5 million, an increase of $0.3 million, as compared to $6.2 million during the first quarter ended September 27, 2024.
Financing Activities
During the first quarter ended September 26, 2025, we had no financing cash flows, as compared to $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at September 26, 2025:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$209,466	$184,429	$18,778	$6,259	$—
Operating leases	75,889	14,854	28,670	21,466	10,899
	$285,355	$199,283	$47,448	$27,725	$10,899
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated approximately $209.5 million at September 26, 2025.
We have a liability at September 26, 2025 of $4.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors.

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
The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	September 26, 2025	September 27, 2024
Net loss	$(12,515)	$(17,525)
Other non-operating adjustments, net	748	(1,735)
Interest expense, net	5,859	8,362
Income tax benefit	(4,021)	(5,594)
Depreciation	8,654	9,985
Amortization of intangible assets	10,259	11,235
Restructuring and other charges	1,584	2,260
Impairment of long-lived asset	—	—
Acquisition, financing and other third party costs	1,317	2,331
Fair value adjustments from purchase accounting	131	177
Litigation and settlement expense, net	7,224	1,394
Stock-based and other non-cash compensation expense	16,328	10,560
Adjusted EBITDA	$35,568	$21,450

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
The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	September 26, 2025		September 27, 2024
Net loss and loss per share	$(12,515)	$(0.21)	$(17,525)	$(0.30)
Other non-operating adjustments, net	748		(1,735)
Amortization of intangible assets	10,259		11,235
Restructuring and other charges	1,584		2,260
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	1,317		2,331
Fair value adjustments from purchase accounting	131		177
Litigation and settlement expense, net	7,224		1,394
Stock-based and other non-cash compensation expense	16,328		10,560
Impact to income taxes(1)	(9,516)		(6,253)
Adjusted income and adjusted earnings per share(2)	$15,560	$0.26	$2,444	$0.04

Diluted weighted-average shares outstanding		60,140		58,585

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share or Adjusted loss per share is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the first quarters ended September 26, 2025 and September 27, 2024.

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

The following table reconciles cash used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	September 26, 2025	September 27, 2024
Net cash provided by (used in) operating activities	$2,182	$(14,660)
Purchase of property and equipment	(6,548)	(6,236)
Free cash flow	$(4,366)	$(20,896)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 27, 2025 to September 26, 2025.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 26, 2025. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position. Please see Note M to our consolidated financial statements (under the caption "Legal Claims") for a discussion of our legal proceedings.
ITEM 1A.     RISK FACTORS
The following risk factor supplements the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2025.
We are subject to risks from the continuation of the ongoing U.S. federal government shutdown.
Our business is exposed to operational and financial disruptions caused by the U.S. federal government shutdown that began on October 1, 2025. The ongoing U.S. federal government shutdown may result in us experiencing delays or decreases in customer orders with the U.S. DoD or with our prime contractor customers or potentially the suspension of work on contacts in progress or in payment delays related to the funding status of different programs. The shutdown has also slowed the processing of export licenses by agencies such as the Department of State’s Directorate of Defense Trade Controls and the Department of Commerce’s Bureau of Industry and Security. These export license delays could hinder our ability to fulfill international orders and potentially subject us to increased costs for liquidated damages or other penalties for late deliveries. Given the indefinite nature of the current shutdown and the absence of a clear resolution timeline, we anticipate continued volatility in the federal contracting environment. If the shutdown persists for an extended timeframe, it could materially and adversely affect our results of operations and financial performance.
ITEM 5.     OTHER INFORMATION
10b5-1 Plans
During the first quarter ended September 26, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.
Amendment No. 1 to CEO Employment Agreement
On October 31, 2025, the independent directors on the Board of Directors, upon the recommendation of the Human Capital and Compensation Committee, approved Amendment No. 1 to the Employment Agreement for our Chief Executive Officer. The amendment was approved following a periodic review of the Company's executive severance arrangements performed by the Human Capital and Compensation Committee in consultation with its independent compensation consultant. The amendment provides for a best net benefit limitation provision for purposes of Section 280G of the Internal Revenue Code consistent with the terms of Company’s prior and updated forms of Change of Control Severance Agreement for Executive Vice Presidents. Under this provision, any executive payments or benefits to be provided to our CEO upon a qualified termination in connection with a change in control (“CIC”) would be reduced to the extent necessary to avoid imposition of a CIC excise tax if doing so would maximize our CEO’s net after-tax income. The CEO’s employment agreement is otherwise unchanged by the amendment.
The foregoing description of the Amendment No. 1 to the Employment Agreement for the CEO does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 1, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.
Form of Change in Control Agreement and Severance Benefits Agreement for Non-CEO Executives
On October 31, 2025, the Human Capital and Compensation Committee of the Board of Directors approved updated forms of our Change in Control Severance Agreement and our Severance Benefits Agreement for the Company’s Executive Vice Presidents. The updated forms were approved following a periodic review of the Company's executive severance arrangements performed by the Human Capital and Compensation Committee in consultation with its independent compensation consultant. For the form of Change in Control Severance Agreement for Executive Vice Presidents, the cash severance provision has been updated to 2.0x annual target cash compensation from the 1.5x in the prior form of such agreement and provides that all the benefits in the agreement are contingent upon a CIC actually occurring within 18 months prior to or three months after the executive’s termination. The updated Change in Control Severance Agreement also narrows the circumstances under which a qualifying termination giving rise to severance benefits may be deemed to have occurred, and eliminates payments to the executive of compensation during the pendency of, and reimbursement of legal fees in connection with, good faith disputes that may arise under the agreement. For the form of Severance Benefits Agreement for Executive Vice Presidents, which apply to terminations outside the context of a CIC, the updated form provides for a prorated in-flight bonus for the year of termination tied to full-year actual performance compared with the prior form which did not provide such a bonus.
The foregoing description of the forms of Change in Control Agreement and Severance Benefits Agreement for Executive Vice Presidents does not purport to be complete and is qualified in its entirety by reference to the full text of such forms which are filed as Exhibits 10.2. and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference into this Item 5.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1
Amendment No. 7 to the Credit Agreement, dated November 4, 2025, among the Company, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2025)

10.2*	Amendment No. 1 to the Employment Agreement, dated October 31, 2025, between the Company and William L. Ballhaus

10.3*	Form of Change in Control Severance Agreement between the Company and Non-CEO Executives

10.4*	Form of Severance Benefits Agreement between the Company and Non-CEO Executives

10.5*	Compensation Policy for Non-Employee Directors

10.6*	Form of Restricted Stock Unit Agreement under the 2025 Long Term Incentive Plan (Non-Employee Directors)

10.7*	Form of Deferred Stock Unit Agreement under the 2025 Long Term Incentive Plan

10.8*	Form of Restricted Stock Unit Agreement under the 2025 Long Term Incentive Agreement (Employees)

10.9*	Form of Deferred Stock Unit Agreement under the 2025 Long term Incentive Plan (DCMP)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 4, 2025.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer