Form 10-Q
period 2025-12-26
MERCURY SYSTEMS INC
filed 2026-02-03
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2025
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

Shares of Common Stock outstanding as of January 31, 2026: 60,014,632 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 26, 2025	June 27, 2025
Assets
Current assets:
Cash and cash equivalents	$334,990	$309,099
Accounts receivable, net of allowance for credit losses of $1,832 and $1,767 at December 26, 2025 and June 27, 2025, respectively	105,832	109,588
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 for both December 26, 2025 and June 27, 2025	273,938	278,475
Inventory	349,645	332,920
Prepaid income taxes	1,230	457
Prepaid expenses and other current assets	66,518	27,639
Total current assets	1,132,153	1,058,178
Property and equipment, net	102,019	101,440
Goodwill	938,093	938,093
Intangible assets, net	193,232	210,611
Operating lease right-of-use assets, net	51,972	52,264
Deferred tax assets	76,429	69,016
Other non-current assets	8,206	5,162
Total assets	$2,502,104	$2,434,764
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,182	$79,116
Accrued expenses	72,437	35,264
Due to factoring facility	32,255	7,879
Accrued compensation	35,251	51,321
Deferred revenues and customer advances	136,918	126,797
Total current liabilities	383,043	300,377
Income taxes payable	4,046	4,046
Long-term debt	591,500	591,500
Operating lease liabilities	50,960	52,738
Other non-current liabilities	12,567	12,642
Total liabilities	1,042,116	961,303
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 59,376,887 and 59,003,174 shares issued and outstanding at December 26, 2025 and June 27, 2025, respectively	594	590
Additional paid-in capital	1,302,020	1,287,478
Retained earnings	154,285	181,895
Accumulated other comprehensive income	3,089	3,498
Total shareholders’ equity	1,459,988	1,473,461
Total liabilities and shareholders’ equity	$2,502,104	$2,434,764

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net revenues	$232,872	$223,125	$458,081	$427,556
Cost of revenues	172,239	162,299	334,549	314,940
Gross margin	60,633	60,826	123,532	112,616
Operating expenses:
Selling, general and administrative	42,139	40,501	88,045	73,654
Research and development	15,381	21,368	28,565	39,751
Amortization of intangible assets	9,694	11,154	19,953	22,389
Restructuring and other charges	4,055	40	5,639	2,300
Acquisition costs and other related expenses	182	178	745	355
Total operating expenses	71,451	73,241	142,947	138,449
Loss from operations	(10,818)	(12,415)	(19,415)	(25,833)
Interest income	1,648	406	3,675	950
Interest expense	(7,849)	(8,430)	(15,735)	(17,336)
Other expense, net	(440)	(3,865)	(2,520)	(5,204)
Loss before income tax benefit	(17,459)	(24,304)	(33,995)	(47,423)
Income tax benefit	(2,364)	(6,725)	(6,385)	(12,319)
Net loss	$(15,095)	$(17,579)	$(27,610)	$(35,104)

Basic net loss per share	$(0.26)	$(0.30)	$(0.47)	$(0.60)
Diluted net loss per share	$(0.26)	$(0.30)	$(0.47)	$(0.60)

Weighted-average shares outstanding:
Basic	59,415	58,561	59,324	58,454
Diluted	59,415	58,561	59,324	58,454

Comprehensive loss:
Net loss	$(15,095)	$(17,579)	$(27,610)	$(35,104)
Change in fair value of derivative instruments, net of tax	(411)	3,777	(667)	(2,115)
Foreign currency translation adjustments	(103)	603	334	283
Deferred compensation and pension benefit plan, net of tax	(35)	(46)	(76)	(93)
Total other comprehensive (loss) income, net of tax	(549)	4,334	(409)	(1,925)
Total comprehensive loss	$(15,644)	$(13,245)	$(28,019)	$(37,029)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Second Quarter Ended December 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 26, 2025	59,427	$594	$1,301,397	$169,380	$3,638	$1,475,009
Issuance of common stock under employee stock incentive plans	60	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	70	1	2,727	—	—	2,728
Issuance of common stock under defined contribution plan	42	—	3,164	—	—	3,164
Retirement of common stock	(222)	(2)	(14,999)	—	—	(15,001)
Stock-based compensation	—	—	9,732	—	—	9,732
Net loss	—	—	—	(15,095)	—	(15,095)
Other comprehensive loss	—	—	—	—	(549)	(549)
Balance at December 26, 2025	59,377	$594	$1,302,020	$154,285	$3,089	$1,459,988

	For the Second Quarter Ended December 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at September 27, 2024	58,455	$584	$1,253,249	$202,274	$3,734	$1,459,841
Issuance of common stock under employee stock incentive plans	57	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	88	1	3,368	—	—	3,369
Stock-based compensation	—	—	8,819	—	—	8,819
Net loss	—	—	—	(17,579)	—	(17,579)
Other comprehensive income	—	—	—	—	4,334	4,334
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276

	For the Six Months Ended December 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461
Issuance of common stock under employee stock incentive plans	405	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	70	1	2,727	—	—	2,728
Issuance of common stock under defined contribution plan	121	1	8,369	—	—	8,370
Retirement of common stock	(222)	(2)	(14,999)	—	—	(15,001)
Stock-based compensation	—	—	18,449	—	—	18,449
Net loss	—	—	—	(27,610)	—	(27,610)
Other comprehensive loss	—	—	—	—	(409)	(409)
Balance at December 26, 2025	59,377	$594	$1,302,020	$154,285	$3,089	$1,459,988

	For the Six Months Ended December 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	292	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	214	2	7,879	—	—	7,881
Stock-based compensation	—	—	15,157	—	—	15,157
Net loss	—	—	—	(35,104)	—	(35,104)
Other comprehensive loss	—	—	—	—	(1,925)	(1,925)
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 26, 2025	December 27, 2024
Cash flows from operating activities:
Net loss	$(27,610)	$(35,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	37,213	42,142
Stock-based compensation expense	20,167	14,054
Stock-based matching contributions on defined contribution plan	11,444	7,860
Benefit for deferred income taxes	(7,445)	(13,089)
Provision for bad debt	(36)	342
Other non-cash items	1,025	1,518
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	8,144	31,498
Inventory	(23,689)	(21,783)
Prepaid income taxes	(786)	5
Prepaid expenses and other current assets	(29,802)	2,188
Other non-current assets	(2,297)	3,583
Accounts payable, accrued expenses, accrued compensation, and due to factoring	66,952	(19,816)
Deferred revenues and customer advances	2,793	62,163
Income taxes payable	5	202
Other non-current liabilities	(2,285)	(4,961)
Net cash provided by operating activities	53,793	70,802
Cash flows from investing activities:
Purchases of property and equipment	(12,450)	(9,791)
Other investing activities	—	1,900
Net cash used in investing activities	(12,450)	(7,891)
Cash flows from financing activities:
Proceeds from employee stock plans	2,728	1,492
Purchase and retirement of common stock	(15,001)	—
Payments of deferred financing and offering costs	(3,156)	(2,249)
Net cash used in financing activities	(15,429)	(757)
Effect of exchange rate changes on cash and cash equivalents	(23)	(110)
Net increase in cash and cash equivalents	25,891	62,044
Cash and cash equivalents at beginning of period	309,099	180,521
Cash and cash equivalents at end of period	$334,990	$242,565
Cash paid (refunded) during the period for:
Interest	$16,636	$19,237
Income taxes paid (refunded), net	$1,370	$(398)
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$4,991	$2,644
Non-cash investing activity: Inventory transfer to property and equipment, net	$4,444	$12,675
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 27, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2025. The results for the second quarter and six months ended December 26, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the second quarter of fiscal 2026 are to the quarter ended December 26, 2025. There were 13 weeks during the second quarters ended December 26, 2025 and December 27, 2024, respectively. There were 26 weeks during the six months ended December 26, 2025 and December 27, 2024, respectively.
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
ACCOUNTS RECEIVABLES FACTORING
On August 13, 2024, the Company entered into a $60,000 committed receivables purchase and servicing agreement (“RPSA”). The RPSA has an initial term of two years. Pursuant to the RPSA, the counterparty has committed to purchase receivables from a certain number of agreed upon customers, maintaining a balance of purchased receivables at or below $60,000. Under the RPSA, a portion of the factored receivables is paid by the counterparty in cash and classified as a deferred purchase price receivable, which is paid as receivables are collected by the Company. On December 10, 2025, the Company amended the RPSA to increase the facility from $60,000 to $75,000.
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash flows attributable to factored receivables are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as Selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss. The Company is responsible for collecting customer payments related to factored receivables and will remit these payments to the counterparty. From time to time, the Company will collect customer payments related to factored receivables, which are not remitted to the counterparty prior to the end of the period due to the timing of receiving funds from the customer. As of December 26, 2025 and June 27, 2025, the Company had collected $32,255 and $7,879, respectively, that was not remitted to the counterparty by quarter end. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on the Company's Consolidated Balance Sheet. The decrease in the receivable for these collections is reflected within the change in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the six months ended December 26, 2025.
The Company had $75,000 of factored accounts receivable, of which $42,745 was included as a contra account within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $32,255 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of December 26, 2025. The Company incurred factoring fees of approximately $542 and $961 for the second quarter and six months ended December 26, 2025. The Company had $59,977 of factored accounts receivable, of which $58,120 was included as a contra account within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $1,857 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of December 27, 2024. The Company incurred factoring fees of approximately $459 and $821 for the second quarter and six months ended December 27, 2024.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Loss as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of December 26, 2025.
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

Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 55% and 54% of revenues for the second quarter and six months ended December 26, 2025, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 55% and 50% of revenues for the second quarter and six months ended December 27, 2024, respectively.
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
Total revenue recognized over time was 45% and 46% of total revenues for the second quarter and six months ended December 26, 2025, respectively. Total revenue recognized over time was 45% and 50% of total revenues for the second quarter and six months ended December 27, 2024, respectively.
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

	Second Quarters Ended		Six Months Ended
(In thousands, except per share data)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Loss from operations	$(3,479)	$(4,408)	$(7,529)	$(12,701)
Net loss(1)	$(2,539)	$(3,218)	$(5,496)	$(9,272)
Diluted net loss per share	$(0.04)	$(0.05)	$(0.09)	$(0.16)
Diluted Shares	59,415	58,561	59,324	58,454
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
The contract asset balances were $273,938 and $278,475 as of December 26, 2025 and June 27, 2025, respectively. The contract asset balance decreased due to $216,232 of billings, partially offset by revenue recognized under over time contracts of $211,695 during the six months ended December 26, 2025. The contract liability balances were $137,278 and $127,605 as of December 26, 2025 and June 27, 2025, respectively. The contract liability increased due to the timing of revenue recognized across multiple programs.
Revenue recognized for the second quarter and six months ended December 26, 2025 that was included in the contract liability balance at June 27, 2025 was $18,256 and $57,898, respectively. Revenue recognized for the second quarter and six months ended December 27, 2024 that was included in the contract liability balance at June 28, 2024 was $15,336 and $41,747, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of December 26, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $823,523. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at June 27, 2025	$2,945
Accruals for warranties issued during the period	1,449
Settlements made during the period	(1,508)
Balance at December 26, 2025	$2,886
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Basic weighted-average shares outstanding	59,415	58,561	59,324	58,454
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	59,415	58,561	59,324	58,454
Equity instruments to purchase 2,633 and 2,610 shares of common stock were not included in the calculation of diluted net loss per share for the second quarter and six months ended December 26, 2025, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 2,993 and 2,840 shares of common stock were not included in the calculation of diluted net loss per share for the second quarter and six months ended December 27, 2024, respectively, because the equity instruments were anti-dilutive.
RETIREMENT OF COMMON STOCK
Repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The Company accounts for this under the cost method, and upon retirement the excess amount over par value is charged against additional paid-in capital.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU are intended to clarify guidance surrounding who the accounting acquirer is in a business combination, specifically when a Variable Interest Entity ("VIE") is involved. The ASU is effective for fiscal years beginning after December 15, 2026, and all interim periods within applicable annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-03 to have a material impact on its Consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU affect entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805. The ASU is effective for fiscal years beginning after December 15, 2025, and all interim periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address several hedge accounting improvements and clarifies guidance for cash flow hedges, hedging forecasted interest payments, net written options as instruments, and foreign-currency-denominated debt instruments as a dual hedge. This ASU is effective for fiscal years beginning after December 15, 2026, and all interim periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU primarily provide clarification on interim reporting requirements and enhanced disclosure requirements. The amendments also include a disclosure principle to disclose all events since the end of the last annual reporting period that have a material impact on the Company. The ASU is effective for fiscal years beginning after December 15, 2027, and all interim reporting periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
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
C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of December 26, 2025:

	Fair Value Measurements
	December 26, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4,453	$—	$4,453	$—
Total measured at fair value	$4,453	$—	$4,453	$—
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

During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of December 26, 2025, the fair value of the September 2023 Swap was a liability of $4,453 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

	As of
	December 26, 2025	June 27, 2025
Raw materials	$195,304	$195,496
Work in process	133,061	118,376
Finished goods	21,280	19,048
Total	$349,645	$332,920
E.Property and Equipment
Property and equipment, net consisted of the following:

	Estimated Useful Lives (Years)	As of
		December 26, 2025	June 27, 2025
Computer equipment and software	3-4	$155,561	$149,342
Furniture and fixtures	5	11,559	23,176
Leasehold improvements	lesser of estimated useful life or lease term	73,216	74,278
Machinery and equipment	5-10	192,720	168,412
		433,056	415,208
Less: accumulated depreciation		(331,037)	(313,768)
Property and equipment, net		$102,019	$101,440
The $579 increase in property and equipment, net was primarily due to capital expenditures of $12,450 and the reclassification of work in process inventory to property and equipment of $4,444, partially offset by depreciation expense.

There was $12,450 and $9,791 of capital expenditures during the six months ended December 26, 2025 and December 27, 2024, respectively. There was $161 and $97 retirements of property and equipment during the six months ended December 26, 2025 and December 27, 2024, respectively.
Depreciation expense related to property and equipment for the second quarter and six months ended December 26, 2025 was $8,606 and $17,260, respectively. Depreciation expense related to property and equipment for the second quarter and six months ended December 27, 2024 was $9,768 and $19,753, respectively.
F.Goodwill
In the second quarter ended December 26, 2025, the Company completed its internal reorganization, which changed how segment management reviewed discrete financial information, by consolidating two divisions into a single integrated structure that unified all lines of business and matrixed business functions. The Company's U.S.-based businesses are now aligned into two product-oriented reporting units, Signal Technologies and Processing Technologies, a third reporting unit focused on more comprehensive solutions, Integrated Processing Solutions, and a fourth reporting unit is dedicated to bringing its advanced edge processing capabilities to the international market, Europe, the Middle East and Africa ("EMEA").
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across four business units: Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA. Accordingly, these were determined to be the Company's reporting units.
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company also assesses potential triggering events during interim reporting periods. During the second quarter ended December 26, 2025, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that the internal reorganization and change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the reorganization. The testing indicated that the fair values of the Company's reporting units each had an estimated fair value substantially in excess of their carrying values. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization.
In the second quarter ended December 26, 2025, the Company assigned goodwill to the new reporting units based on the relative fair value of transferred operations. There has been no change to the carrying amount of goodwill during the second quarter and six months ended December 26, 2025.
G.Restructuring
During the six months ended December 26, 2025, the Company approved and initiated workforce reductions that eliminated approximately 100 positions, resulting in $5,639 of severance costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and lines of business. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 27, 2025	$1,206
Restructuring charges	5,639
Cash paid	(2,547)
Balance at December 26, 2025	$4,298

H.Income Taxes
The Company recorded an income tax benefit of $2,364 and $6,725 on a loss before income taxes of $17,459 and $24,304 for the second quarters ended December 26, 2025 and December 27, 2024, respectively. The Company recorded an income tax benefit of $6,385 and $12,319 on a loss before income taxes of $33,995 and $47,423 for the six months ended December 26, 2025 and December 27, 2024, respectively.
During the second quarter and six months ended December 26, 2025, the Company recognized a tax benefit of $1,002 and $2,122 related to stock compensation windfalls, respectively, and during the second quarter and six months ended December 27, 2024, the Company recognized a tax provision of $138 and $357 related to stock compensation shortfalls, respectively.
The effective tax rate for the second quarter and six months ended December 26, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the second quarter and six months ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes.
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
I.Debt
REVOLVING CREDIT FACILITY
The Company has a 5-year revolving credit facility (the "Revolver") with a maturity extended to November 4, 2030. The borrowing capacity as defined under the Revolver as of December 26, 2025 is $850,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $5,878 as of December 26, 2025. During the second quarter and six months ended December 26, 2025, the Company made no borrowings or repayments. As of December 26, 2025, the Company was in compliance with all covenants and conditions under the Revolver. The Company incurred interest expense of $7,849 and $15,735 for the second quarter and six months ended December 26, 2025, respectively.
On November 4, 2025, the Company entered into Amendment No. 7 to the Revolver. This amendment extends the maturity date of the credit facility by five years to November 4, 2030 with a borrowing capacity of $850,000. In conjunction with Amendment No. 7 to the Revolver, the Company incurred $3,156 of new deferred financing costs that will be amortized over the remaining term of the Revolver. As part of the amendment, the Company wrote off $845 of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Refer to Exhibit 10.1 on Form 8-K filed by the Company with the SEC on November 4, 2025.
As of December 26, 2025, the Company's outstanding balance of unamortized deferred financing costs was $4,961, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 and November 2025 amendments to the Revolver.
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

The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at December 26, 2025 was a net liability of $5,458, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $167 and $231 associated with the Plan and a net loss of $56 and $51 in AOCI during the second quarters ended December 26, 2025 and December 27, 2024, respectively. The Company recognized net periodic benefit costs of $334 and $463 associated with the Plan and a net loss of $113 and $105 in AOCI during the six months ended December 26, 2025 and December 27, 2024, respectively. The Company's total expected employer contributions to the Plan during fiscal 2026 are $706.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the second quarter and six months ended December 26, 2025, the Company recognized share-based matching contributions related to the 401(k) plan of $4,694 and $11,444, as compared to $3,428 and $7,860 during the second quarter and six months ended December 27, 2024.
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
As of December 26, 2025, the Company held assets under the rabbi trust of $714, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $714. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Accrued compensation in the Consolidated Balance Sheets. During the second quarters ended December 26, 2025 and December 27, 2024, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Company’s 2025 Long Term Incentive Plan (as amended from time to time, the “2025 Plan”) was adopted by the Company’s Board of Directors in July 2025 and approved by the Company’s shareholders on October 22, 2025. At December 26, 2025, the aggregate number of shares authorized for issuance under the 2025 Plan is 1,954 shares, including 1,900 shares approved by the Company’s shareholders on October 22, 2025 and 54 shares by virtue of awards forfeited from and after October 22, 2025 under a predecessor stock incentive plan, the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”). The 2025 Plan provides for the grant to employees and non-employees of non-qualified and incentive stock options, stock appreciation rights, time-based and performance-based restricted stock awards or units, and deferred stock awards or units. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and have a maximum exercisable term of ten years. Under the share counting rules applicable to the 2025 Plan, each share issued pursuant to a stock option or stock appreciation right counts as 0.5 shares against the available share reserve, and each share issued pursuant to any other award (a “full value” award) counts as one share against the available reserve. Accordingly, at December 26, 2025, a maximum of 3,859 shares underlying future awards of stock options and stock appreciation rights are issuable under the 2025 Plan, and a maximum of 1,929 shares underlying future full value awards are issuable under the 2025 Plan.

As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock unit awards to certain executives and employees pursuant to the 2025 Plan (and prior to October 22, 2025, the 2018 Plan). Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of financial performance goals, either on an absolute basis or relative to a peer group of companies. Payouts under performance-based restricted stock unit awards may also be subject to modification based on Mercury’s total shareholder return relative to the component companies within the Spade Defense Index.
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares issued under the 1997 ESPP during the six months ended December 26, 2025 and December 27, 2024, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during the six months ended December 27, 2024.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were 70 and 65 shares issued under the 2024 ESPP during the six months ended December 26, 2025 and December 27, 2024, respectively. Shares available for future purchase under the 2024 ESPP totaled 800 at December 26, 2025.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity with respect to Company-issued stock options since June 27, 2025:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 26, 2025
Outstanding at June 27, 2025	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at December 26, 2025	934	12.71	45.00	2.32 years	—
Exercisable at December 26, 2025	—	$—	$—	—	—
There were no options vested or exercised during the six months ended December 26, 2025. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 26, 2025, there was $4,046 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 1.32 years from December 26, 2025.

The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 27, 2025:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 27, 2025	1,742	$40.37
Granted	555	67.08
Vested	(405)	39.86
Forfeited	(90)	47.89
Non-vested at December 26, 2025	1,802	$48.45
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
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Cost of revenues	$1,863	$(167)	$3,623	$(54)
Selling, general and administrative	7,026	6,317	13,322	10,928
Research and development	1,705	1,812	3,222	3,180
Stock-based compensation expense before tax	10,594	7,962	20,167	14,054
Income taxes(1)	(2,860)	(2,150)	(5,445)	(3,795)
Stock-based compensation expense, net of income taxes	$7,734	$5,812	$14,722	$10,259
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
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Eliminations	Total
SECOND QUARTER ENDED DECEMBER 26, 2025
Net revenues to unaffiliated customers	$221,010	$11,862	$—	$232,872
Inter-geographic revenues	1,874	4,491	(6,365)	—
Net revenues	$222,884	$16,353	$(6,365)	$232,872
SECOND QUARTER ENDED DECEMBER 27, 2024
Net revenues to unaffiliated customers	$205,054	$18,071	$—	$223,125
Inter-geographic revenues	2,718	2,529	(5,247)	—
Net revenues	$207,772	$20,600	$(5,247)	$223,125
SIX MONTHS ENDED DECEMBER 26, 2025
Net revenues to unaffiliated customers	$433,008	$25,073	$—	$458,081
Inter-geographic revenues	4,175	6,977	(11,152)	—
Net revenues	$437,183	$32,050	$(11,152)	$458,081
SIX MONTHS ENDED DECEMBER 27, 2024
Net revenues to unaffiliated customers	$397,714	$29,842	$—	$427,556
Inter-geographic revenues	4,773	5,348	(10,121)	—
Net revenues	$402,487	$35,190	$(10,121)	$427,556
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
December 26, 2025	$101,154	$865	$102,019
June 27, 2025	$100,484	$956	$101,440
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
The following table presents the Company's net revenue by end user for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Domestic(1)	$194,480	$176,291	$382,404	$337,485
International/Foreign Military Sales(2)	38,392	46,834	75,677	90,071
Total Net Revenue	$232,872	$223,125	$458,081	$427,556
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

The following table presents the Company's net revenue by end application for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Radar(1)	$53,724	$47,110	$83,914	$80,859
Electronic Warfare(2)	27,483	23,930	48,482	50,276
Other Sensor & Effector(3)	23,949	22,131	53,714	48,497
Total Sensor & Effector	105,156	93,171	186,110	179,632
C4I(4)	90,868	88,370	202,334	173,650
Other(5)	36,848	41,584	69,637	74,274
Total Net Revenue	$232,872	$223,125	$458,081	$427,556
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Components(1)	$48,703	$45,085	$94,202	$89,949
Modules and Sub-assemblies(2)	60,496	46,106	126,692	91,928
Integrated Solutions(3)	123,673	131,934	237,187	245,679
Total Net Revenue	$232,872	$223,125	$458,081	$427,556
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
The following table presents the Company's net revenue by platform for the periods presented:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Airborne(1)	$84,200	$96,214	$178,888	$186,704
Land(2)	59,110	44,831	101,993	79,145
Naval(3)	23,891	22,193	43,530	42,846
Space(4)	11,920	11,827	30,395	27,186
Other(5)	53,751	48,060	103,275	91,675
Total Net Revenues	$232,872	$223,125	$458,081	$427,556
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
(4) Space platform includes products that relate to personnel, equipment or pieces of equipment designed for space operations.
(5) All platforms other than Airborne, Land, Naval, or Space.

Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Second Quarters Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
RTX Corporation	19%	15%	15%	12%
Northrop Grumman	12%	*	11%	*
Lockheed Martin Corporation	11%	*	12%	10%
U.S. Navy	*	11%	*	10%
L3Harris	*	*	*	10%
	42%	26%	38%	42%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the second quarters and six months ended December 26, 2025 and December 27, 2024.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, Freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts (the “Site”) contributed to the groundwater contamination, and NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the Site at a level above the standard that MassDEP published for PFAS in October 2020. The Company had not been contacted by MassDEP regarding PFAS since the response was provided in November 2021 until October 30, 2025, when MassDEP sent a Notice of Responsibility to the Company reporting that the Company, as successor to a former owner and operator of the Site, and Laine Realty Trust, the current owner of the Site, are responsible parties related to alleged releases of waste wave solder and Freon at the Site. The Company has engaged a licensed site professional and responded to the notice from MassDEP. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023. On March 25, 2024, the arbitrator denied the former CEO’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration hearing. An arbitration hearing was conducted from March 31, 2025 through April 9, 2025. Following the arbitration hearing, the parties filed post-hearing briefs on May 16, 2025, response briefs on June 13, 2025 and conducted oral arguments on June 30, 2025. On August 13, 2025, the arbitrator issued an interim award finding that the former CEO did not have good reason for termination under the CIC Agreement, rejecting the former CEO's claims for enhanced severance payments and accelerated stock vesting. However, the arbitrator found that the former CEO is entitled to compensation during the dispute under the agreement. The arbitrator awarded the former CEO cash compensation including base salary, interest, and bonus, but the arbitrator declined to award the former CEO shares of Mercury stock (or the value thereof) because the arbitrator determined it was unclear whether he had jurisdiction to review the effect of Mercury's Human Capital and Compensation Committee decision to rescind and cancel such stock awards. The arbitrator also awarded the former CEO all reasonable legal fees and expenses incurred in the arbitration per the CIC Agreement, finding no bad faith in his pursuit of the claims, and rejected the Company's counterclaims. On September 12, 2025, the former CEO filed a complaint in Massachusetts state court seeking to vacate the interim arbitration award in part, as to the shares of Mercury's stock the arbitrator declined to award. On December 30, 2025, the parties executed a settlement agreement resolving the claims in both the arbitration proceeding and the Massachusetts state court lawsuit in exchange for a payment of $5,000 from the Company to the former CEO. The payment was completed on December 30, 2025, the arbitration proceeding has been closed, and the Massachusetts state court lawsuit has been dismissed.
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On February 20, 2025, the Court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The Court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett and Mr. Ballhaus are indemnified by the Company for the federal securities class action. While in discovery, the parties participated in a mediation on September 11, 2025. After the mediation, all parties to the securities class action lawsuit agreed to a settlement in principle to resolve the litigation for $32,500, which settlement in principle is subject to a final settlement agreement and review and approval by the court. As of December 26, 2025, a $32,500 receivable and payable were included within Prepaid expenses and other current assets and Accrued expenses in the Company's Consolidated Balance Sheet, respectively. The increase and decrease in the receivable and payable were reflected within the changes in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the six months ended December 26, 2025.
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
In September 2025, an internal investigation was initiated, with the assistance of outside counsel, in connection with what the Company preliminarily believes may be inaccurately reported test results and certifications of conformance with certain product performance specifications under subcontracts involving approximately $15,000 in total revenue over approximately 20 years in support of a government program. The Company has no evidence that the product has not been effective in its intended use or function, nor has it encountered reported safety issues. The Company has reported the matter to the customer and, in an abundance of caution, to the government. The Company’s customer has notified the Company that there is no impact to system performance resulting from the reported deviations from specifications, and that such deviations are within tolerances. The Company’s customer has agreed to modify the specifications so that the Company can continue producing the product. The Company cannot currently estimate the amount or range of cost or loss, if any, associated with this matter. Any determination that the Company’s previous operations were not in compliance with laws or regulations such as the False Claims Act could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, and could be material to the Company’s financial results or business operations.
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
PURCHASE COMMITMENTS
As of December 26, 2025, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $203,714.
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
N.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. As of the reporting date, the Company entered into interest rate swaps with a total notional amount of $300,000 to fix the interest rate associated with a portion of the $591,500 existing borrowings on Company’s Revolver. The Swap agreement is designated and qualified for hedge accounting treatment as a cash flow hedge and is scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver. As of December 26, 2025, the fair value of the Swap was a liability of $4,453 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheet.
On September 29, 2022 and on September 28, 2023 the Company terminated previous Swap agreements and entered into new agreements with the same maturity February 28, 2027. The fair market values of the Swaps at the time of termination are amortized until the maturity date (February 28, 2027).
During the second quarter and six months ended December 26, 2025, the Company amortized a total of $881 and $1,762, respectively, of the gain associated with the previously disclosed interest swaps terminated on September 29, 2022 and September 28, 2023, as disclosed in Note Q of Form 10-K filed with the SEC on August 11, 2025, which is included within AOCI.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of December 26, 2025, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

O.Share Repurchase Program
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200,000 of the Company’s outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. All share repurchases are made in accordance with Rule 10b-18. During the second quarter and six months ended December 26, 2025, 221,510 shares of the Company's common stock were repurchased and immediately retired under the share repurchase program at an average cost of $67.70 per share. As of December 26, 2025, there was $185,003 available for future share repurchases under this share repurchase program.
P.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of increasingly volatile geopolitical events and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to meet contractual performance specifications, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, adverse findings in government audits or investigations, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of December 26, 2025, we had 2,135 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the second quarter ended December 26, 2025 were $232.9 million, $15.1 million, $0.26, $0.16, and $30.0 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the six months ended December 26, 2025 were $458.1 million, $27.6 million, $0.47, $0.41, and $65.6 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the second quarters ended December 26, 2025 and December 27, 2024, respectively. There were 26 weeks during the six months ended December 26, 2025 and December 27, 2024, respectively. The results for the second quarter and six months ended December 26, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
The second quarter ended December 26, 2025 compared to the second quarter ended December 27, 2024
The following table sets forth, for the second quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 26, 2025	As a % of Total Net Revenue	December 27, 2024	As a % of Total Net Revenue
Net revenues	$232,872	100.0%	$223,125	100.0%
Cost of revenues	172,239	74.0	162,299	72.7
Gross margin	60,633	26.0	60,826	27.3
Operating expenses:
Selling, general and administrative	42,139	18.0	40,501	18.2
Research and development	15,381	6.6	21,368	9.6
Amortization of intangible assets	9,694	4.2	11,154	5.0
Restructuring and other charges	4,055	1.7	40	—
Acquisition costs and other related expenses	182	0.1	178	0.1
Total operating expenses	71,451	30.6	73,241	32.9
Loss from operations	(10,818)	(4.6)	(12,415)	(5.6)
Interest income	1,648	0.7	406	0.2
Interest expense	(7,849)	(3.4)	(8,430)	(3.8)
Other expense, net	(440)	(0.2)	(3,865)	(1.7)
Loss before income tax benefit	(17,459)	(7.5)	(24,304)	(10.9)
Income tax benefit	(2,364)	(1.0)	(6,725)	(3.0)
Net Loss	$(15,095)	(6.5)%	$(17,579)	(7.9)%
REVENUES
Total revenues increased $9.7 million, or 4.4%, to $232.9 million during the second quarter ended December 26, 2025, as compared to $223.1 million during the second quarter ended December 27, 2024. Revenues increased year over year as we continued to execute on our program base, and continued toward full rate production of our common processing architecture programs. Point in time revenue and over time revenue represented 55% and 45%, respectively, of total revenues during the second quarter ended December 26, 2025, an increase of $6.6 million and $3.3 million, respectively. Point in time revenue and over time revenue represented 55% and 45% respectively, of total revenues during the second quarter ended December 27, 2024.
Revenue increases were driven by the modules and sub-assemblies as well as the components product grouping which increased $14.4 million and $3.6 million, respectively, partially offset by the integrated solutions product grouping which decreased $8.3 million during the second quarter ended December 26, 2025, when compared to the prior period. The increase in total revenue was primarily driven by the radar, electronic warfare, C4I, and other sensor and effector end applications with increases of $6.5 million, $3.6 million, $2.5 million, and $1.8 million respectively, partially offset by other end applications which decreased $4.7 million. The increase in total revenue was also driven by the Land, Other, and Naval platforms with increases of $14.3 million, $5.7 million, and $1.7 million, respectively, partially offset by a decrease to the Airborne platform of $12.0 million. The largest program increases were related to two secure processing programs and SEWIP, partially offset by decreases in Aegis and an electronic warfare program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the second quarters ended December 26, 2025 or December 27, 2024.

GROSS MARGIN
Gross margin was 26.0% for the second quarter ended December 26, 2025, a decrease of 130 basis points from the 27.3% gross margin realized during the second quarter ended December 27, 2024. The lower gross margin was driven primarily by execution on lower margin programs, higher scrap of $3.1 million, higher inventory reserves of $2.4 million, partially offset by lower manufacturing variances of $5.3 million and net estimate at completion ("EAC") change impact on our programs recognized over time of approximately $3.5 million recorded in the quarter, an incremental improvement of approximately $0.9 million, or 50 basis points, when compared to the prior period. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. We have not seen material increases to these costs in the second quarter of fiscal 2026, but they could impact our gross margins in the future.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Second Quarters Ended
(in thousands)	December 26, 2025	December 27, 2024
Gross favorable	$7,550	$7,040
Gross unfavorable	(11,029)	(11,448)
Net impact of changes in estimates	$(3,479)	$(4,408)
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $1.6 million, or 4.0%, to $42.1 million during the second quarter ended December 26, 2025, as compared to $40.5 million in the second quarter ended December 27, 2024. The increase was primarily driven by higher litigation and settlement expense and software licensing fees of $1.2 million and $1.1 million, respectively. These increases were partially offset by lower consulting expense of $0.8 million. The litigation and settlement expense incurred during the second quarter ended December 26, 2025 was primarily comprised of $2.0 million related to the dispute with our former CEO, which was settled during the current quarter, as compared to $1.4 million during the second quarter ended December 27, 2024. Litigation and settlement expense also included $1.0 million related to contract matters as compared to $0.2 million during the second quarter ended December 27, 2024.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $6.0 million, or 28.0%, to $15.4 million during the second quarter ended December 26, 2025, as compared to $21.4 million during the second quarter ended December 27, 2024. The decrease was primarily driven by efficiency improvements and the savings from headcount reductions of approximately 225 employees, initiated in fiscal 2025, resulting in lower expense of $4.1 million. We also saw decreased expense on supply, depreciation, and software licensing fees of $1.0 million, $0.6 million, and $0.4 million, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $9.7 million of amortization of intangible assets during the second quarter ended December 26, 2025, as compared to $11.2 million during the second quarter ended December 27, 2024, primarily due to various customer relationship intangibles being fully amortized in fiscal 2025.
RESTRUCTURING AND OTHER CHARGES
We incurred $4.1 million of restructuring and other charges during the second quarter ended December 26, 2025, as compared to an immaterial amount during the second quarter ended December 27, 2024. Restructuring and other charges during the second quarter ended December 26, 2025 were primarily severance related charges associated with workforce reductions initiated during the quarter that eliminated approximately 60 positions. There was an immaterial amount of restructuring and other charges during the second quarters ended December 27, 2024.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses during the second quarters ended December 26, 2025 and December 27, 2024.

We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $1.6 million of interest income during the second quarter ended December 26, 2025, as compared to $0.4 million during the second quarter ended December 27, 2024. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
We incurred $7.8 million of interest expense during the second quarter ended December 26, 2025, as compared to $8.4 million during the second quarter ended December 27, 2024. The decrease was driven by lower interest rates during the period on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $0.4 million during the second quarter ended December 26, 2025, as compared to $3.9 million during the second quarter ended December 27, 2024. The second quarter ended December 26, 2025 includes $1.5 million of financing costs, partially offset by $0.2 million net foreign currency translation gains. The second quarter ended December 27, 2024 includes $2.4 million net foreign currency translation losses, $1.1 million of financing costs, $0.1 million of consulting costs, and $0.1 million of securities class action expense.
INCOME TAXES
We recorded an income tax benefit of $2.4 million and $6.7 million on a loss before income taxes of $17.5 million and $24.3 million for the second quarters ended December 26, 2025 and December 27, 2024, respectively.
During the second quarter ended December 26, 2025 and December 27, 2024, we recognized a tax benefit of $1.0 million related to stock compensation windfalls and a tax provision of $0.1 million related to stock compensation shortfalls, respectively.
The effective tax rate for the second quarter ended December 26, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the second quarter ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes.
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

Six months ended December 26, 2025 compared to the six months ended December 27, 2024
The following table sets forth, for the six month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	December 26, 2025	As a % of Total Net Revenue	December 27, 2024	As a % of Total Net Revenue
Net revenues	$458,081	100.0%	$427,556	100.0%
Cost of revenues	334,549	73.0	314,940	73.7
Gross margin	123,532	27.0	112,616	26.3
Operating expenses:
Selling, general and administrative	88,045	19.2	73,654	17.2
Research and development	28,565	6.2	39,751	9.3
Amortization of intangible assets	19,953	4.4	22,389	5.2
Restructuring and other charges	5,639	1.2	2,300	0.5
Acquisition costs and other related expenses	745	0.2	355	0.1
Total operating expenses	142,947	31.2	138,449	32.3
Loss from operations	(19,415)	(4.2)	(25,833)	(6.0)
Interest income	3,675	0.8	950	0.2
Interest expense	(15,735)	(3.4)	(17,336)	(4.1)
Other expense, net	(2,520)	(0.6)	(5,204)	(1.2)
Loss before income tax benefit	(33,995)	(7.4)	(47,423)	(11.1)
Income tax benefit	(6,385)	(1.4)	(12,319)	(2.9)
Net Loss	$(27,610)	(6.0)%	$(35,104)	(8.2)%
REVENUES
Total revenues increased $30.5 million, or 7.1%, to $458.1 million during the six months ended December 26, 2025, as compared to $427.6 million during the six months ended December 27, 2024. Revenues increased year over year as we continued to execute on our program base, and continued toward full rate production of our common processing architecture programs. Point in time revenue and over time revenue represented 54% and 46%, respectively, of total revenues during the six months ended December 26, 2025, an increase of $31.7 million and decrease of $1.2 million, respectively. Point in time revenue and over time revenue each represented 50% of total revenue during the six months ended December 27, 2024.
Revenue increases by were driven by the modules and sub-assemblies, as well as the components product grouping which increased $34.7 million and $4.3 million, respectively, partially offset by the integrated solutions product grouping which decreased $8.5 million, when compared to the prior period. The increase in total revenue was primarily driven by the C4I, other sensor and effector, and radar end applications with increases of $28.6 million, $5.2 million, and $3.1 million, respectively, partially offset by decreases to other end applications and electronic warfare of $4.6 million and $1.8 million, respectively. The increase in total revenue was also driven by the Land, Other, Space, and Naval platforms with increases of $22.8 million, $11.6 million, $3.2 million, and $0.7 million, respectively, partially offset by a decrease to the Airborne platform of $7.8 million. The largest program increases were related to two secure processing programs, KC-46, F/A-18, and an electronic warfare program, partially offset by Aegis. There were no programs comprising 10% or more of our revenues for the six months ended December 26, 2025 or December 27, 2024.
GROSS MARGIN
Gross margin was 27.0% for the six months ended December 26, 2025, an increase of 70 basis points from the 26.3% gross margin realized during the six months ended December 27, 2024. The higher gross margin was driven primarily by lower manufacturing variances of $12.7 million and net estimate at completion ("EAC") change impact on our programs recognized over time of $7.5 million recorded in the period, an incremental improvement of approximately $5.2 million, or 100 basis points, when compared to the prior period, partially offset by higher scrap and inventory reserves of $3.5 million and $1.5 million, respectively. We may experience increases in our manufacturing costs related to the imposition of tariffs on the import of components from other countries. We have not seen material increases to these costs in fiscal 2026, but they could impact our gross margins in the future.

We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Six Months Ended
(in thousands)	December 26, 2025	December 27, 2024
Gross favorable	$16,006	$14,814
Gross unfavorable	(23,535)	(27,515)
Net impact of changes in estimates	$(7,529)	$(12,701)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgment across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $14.4 million, or 19.5%, to $88.0 million during the six months ended December 26, 2025, as compared to $73.7 million during the six months ended December 27, 2024. The increase was primarily driven by higher litigation and settlement expense, compensation costs, and software licensing fees of $7.2 million, $7.0 million, and $1.5 million, respectively. These increases were partially offset by lower consulting and depreciation expense of $1.3 million and $1.2 million, respectively. The litigation and settlement expense incurred during the six months ended December 26, 2025 was primarily comprised of $7.1 million related to the dispute with our former CEO, which was settled during the current quarter, as compared to $1.4 million during the six months ended December 27, 2024. Litigation and settlement expense also included $2.0 million related to contract matters as compared to $0.2 million during the six months ended December 27, 2024.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $11.2 million, or 28.1%, to $28.6 million during the six months ended December 26, 2025, as compared to $39.8 million during the six months ended December 27, 2024. The decrease was primarily driven by efficiency improvements and the savings from headcount reductions of 225 employees, initiated in fiscal 2025, resulting in lower expense of $9.5 million, as well as decreased expense on depreciation, software license fees, and outside services of $1.1 million, $0.8 million, and $0.6 million, respectively. These decreases were partially offset by higher supply expense of $1.2 million.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $9.7 million of amortization of intangible assets during the six months ended December 26, 2025, as compared to $11.2 million during the six months ended December 27, 2024, primarily due to various customer relationship intangibles being fully amortized in fiscal 2025.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $5.6 million during the six months ended December 26, 2025, as compared to $2.3 million during the six months ended December 27, 2024. Restructuring and other charges during the six months ended December 26, 2025 were primarily severance related charges associated with workforce reductions initiated during the six months ended that eliminated approximately 100 positions. Restructuring and other charges during the six months ended December 27, 2024 are primarily related to severance related charges.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.7 million during the six months ended December 26, 2025, as compared to $0.4 million during the six months ended December 27, 2024. Acquisition costs and other related expenses during the six months ended December 27, 2024 includes $0.4 million related to run-rate amortization of fair value adjustments from purchase accounting.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.

INTEREST INCOME
We recognized $3.7 million of interest income during the six months ended December 26, 2025, as compared to $1.0 million during the six months ended December 27, 2024. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
We incurred $15.7 million of interest expense during the six months ended December 26, 2025, as compared to $17.3 million during the six months ended December 27, 2024. The decrease was driven by lower interest rates during the period on the Revolver.
OTHER EXPENSE, NET
Other expense, net decreased $2.7 million to $2.5 million during the six months ended December 26, 2025, as compared to $5.2 million during the six months ended December 27, 2024. There was $2.3 million of financing costs and $0.6 million of net foreign currency translation losses during the six months ended December 26, 2025. During the six months ended December 27, 2024, there were $3.4 million of financing costs, $0.9 million of net foreign currency translation losses, $0.7 million of consulting costs, and $0.3 million of securities class action expense, partially offset by other income of $0.2 million.
INCOME TAXES
We recorded an income tax benefit of $6.4 million and $12.3 million on a loss before income taxes of $34.0 million and $47.4 million for the six months ended December 26, 2025 and December 27, 2024, respectively.
During the six months ended December 26, 2025 and December 27, 2024, we recognized a tax benefit of $2.1 million related to stock compensation windfalls and a tax provision of $0.4 million related to stock compensation shortfalls, respectively.
The effective tax rate for the six months ended December 26, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the six months ended December 27, 2024 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, and state taxes.
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
On July 4, 2025, the OBBBA was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the TCJA, including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest expense limitation and immediate expensing of domestic research and development expenditures. We have evaluated the potential impact of this legislation and expect it to result primarily in a timing difference, with no material impact on our effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. As of the six months ended December 26, 2025, our working capital balance decreased $34.6 million, or 8%, as compared to the balance as of June 27, 2025.
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
Revolving Credit Facilities
We have a 5-year Revolver with a maturity extended to November 4, 2030. The borrowing capacity as defined under the Revolver as of December 26, 2025 is the total availability of $850.0 million less outstanding borrowings of $591.5 million and outstanding letters of credit of $5.9 million. During the six months ended December 26, 2025, we made no borrowings or repayments. As of December 26, 2025, we were in compliance with all covenants and conditions under the Revolver.
On November 4, 2025, we executed Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030 with a facility size of $850.0 million.
See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $60.0 million. On December 10, 2025, the Company amended the RPSA to increase the facility from $60.0 million to $75.0 million. We had $75.0 million of factored accounts receivable, of which $42.7 million was included as a contra account within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $32.3 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of December 26, 2025. We incurred factoring fees of approximately $1.0 million during the six months ended December 26, 2025. We had $60.0 million of factored accounts receivable, of which $58.1 million was included as a contra account within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $1.9 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of December 27, 2024. We incurred factoring fees of approximately $0.8 million during the six months ended December 27, 2024.
Share Repurchase Agreement
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. Repurchased shares are accounted for as authorized and unissued shares. All share repurchases are made in accordance with Rule 10b-18. During the second quarter and six months ended December 26, 2025, 221,510 shares of our common stock were repurchased under the share repurchase program at an average cost of $67.70 per share. As of December 26, 2025, there was $185.0 million available for future share repurchases under this share repurchase program.

CASH FLOWS

	As of and For the Six Months Ended,
(In thousands)	December 26, 2025	December 27, 2024
Net cash provided by operating activities	$53,793	$70,802
Net cash used in investing activities	$(12,450)	$(7,891)
Net cash used in financing activities	$(15,429)	$(757)
Net increase in cash and cash equivalents	$25,891	$62,044
Cash and cash equivalents at end of period	$334,990	$242,565
Our cash and cash equivalents increased by $25.9 million from June 27, 2025 to December 26, 2025, as the result of $53.8 million of cash provided by operating activities, partially offset by $15.0 million of cash paid in the purchase and retirement of common stock and $12.5 million invested in purchases of property and equipment.
Operating Activities
During the six months ended December 26, 2025, we had an inflow of $53.8 million in cash from operating activities compared to a $70.8 million inflow during the six months ended December 27, 2024. The reduced inflow during the six months ended December 26, 2025 was primarily due to a $59.4 million lower inflow from deferred revenues and customer advances, an outflow of $29.8 million due to prepaid expenses and other current assets, as compared to an inflow of $2.2 million in the prior period, and a $23.4 million lower inflow from accounts receivable, unbilled receivables, and costs in excess of billings. This activity was partially offset by an increase of $67.0 million from accounts payable, accrued expenses, accrued compensation, and due to factoring, as compared to a decrease in the prior period of $19.8 million. Under the terms of the RPSA for some customers, we will collect customer payments related to factored receivables, which are then remitted to the counterparty after receipt. As of December 26, 2025, we had collected $32.3 million on behalf of the RPSA. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on our Consolidated Balance Sheet. The lower inflow of cash from operating activities was also offset by a lower net loss of $7.5 million, and higher stock-based compensation expense of $6.1 million. The settlement in principle of the federal securities class action lawsuit, which is expected to be covered by our insurance, reached during the six months ended September 26, 2025, increased the cash provided by accrued expenses and was offset by a $32.5 million outflow in other current assets, respectively.
Investing Activities
During the six months ended December 26, 2025, we had higher purchases of property and equipment of $12.5 million, an increase of $2.7 million, as compared to $9.8 million during the six months ended December 27, 2024. The six months ended December 27, 2024 also included an inflow of $1.9 million due to other investing activities.
Financing Activities
During the six months ended December 26, 2025, we had $15.0 million of cash paid related to the purchase and retirement of common stock as well as $3.2 million of cash paid in financing costs in conjunction with the amendment to our Revolver during the second quarter of fiscal 2026, partially offset by $2.7 million proceeds from employee stock plans. The six months ended December 27, 2024, included $2.2 million of cash paid in financing costs in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025, partially offset by $1.5 million proceeds from employee stock plans.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at December 26, 2025:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$203,714	$185,968	$12,676	$5,070	$—
Operating leases	74,023	15,164	29,398	19,326	10,135
	$277,737	$201,132	$42,074	$24,396	$10,135
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated approximately $203.7 million at December 26, 2025.

We have a liability at December 26, 2025 of $4.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net loss	$(15,095)	$(17,579)	$(27,610)	$(35,104)
Other non-operating adjustments, net	(299)	2,549	449	814
Interest expense, net	6,201	8,024	12,060	16,386
Income tax benefit	(2,364)	(6,725)	(6,385)	(12,319)
Depreciation	8,606	9,768	17,260	19,753
Amortization of intangible assets	9,694	11,154	19,953	22,389
Restructuring and other charges	4,055	40	5,639	2,300
Impairment of long-lived asset	—	—	—	—
Acquisition, financing and other third party costs	1,514	1,109	2,831	3,440
Fair value adjustments from purchase accounting	131	178	262	355
Litigation and settlement expense, net	2,287	2,087	9,511	3,481
Stock-based and other non-cash compensation expense	15,285	11,424	31,613	21,984
Adjusted EBITDA	$30,015	$22,029	$65,583	$43,479
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Second Quarters Ended
(In thousands, except per share data)	December 26, 2025		December 27, 2024
Net loss and loss per share	$(15,095)	$(0.26)	$(17,579)	$(0.30)
Other non-operating adjustments, net	(299)		2,549
Amortization of intangible assets	9,694		11,154
Restructuring and other charges	4,055		40
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	1,514		1,109
Fair value adjustments from purchase accounting	131		178
Litigation and settlement expense, net	2,287		2,087
Stock-based and other non-cash compensation expense	15,285		11,424
Impact to income taxes(1)	(8,135)		(7,022)
Adjusted income and adjusted earnings per share(2)	$9,437	$0.16	$3,940	$0.07

Diluted weighted-average shares outstanding		60,523		58,843

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share or Adjusted loss per share is calculated using basic shares. There was a $0.01 impact and no impact to the calculation of adjusted earnings per share as a result of this for the second quarters ended December 26, 2025 and December 27, 2024, respectively.

	Six Months Ended
(In thousands, except per share data)	December 26, 2025		December 27, 2024
Net loss and loss per share	$(27,610)	$(0.47)	$(35,104)	$(0.60)
Other non-operating adjustments, net	449		814
Amortization of intangible assets	19,953		22,389
Restructuring and other charges	5,639		2,300
Impairment of long-lived assets	—		—
Acquisition and financing costs	2,831		3,440
Fair value adjustments from purchase accounting	262		355
Litigation and settlement expense, net	9,511		3,481
Stock-based and other non-cash compensation expense	31,613		21,984
Impact to income taxes(1)	(17,651)		(13,275)
Adjusted income and adjusted earnings per share(2)	$24,997	$0.41	$6,384	$0.11

Diluted weighted-average shares outstanding		60,349		58,752

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax expense or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There was a $0.01 impact and no impact to the calculation of adjusted earnings per share as a result of this for the six months ended December 26, 2025 and December 27, 2024, respectively.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Second Quarters Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net cash provided by operating activities	$51,611	$85,462	$53,793	$70,802
Purchase of property and equipment	(5,902)	(3,555)	(12,450)	(9,791)
Free cash flow	$45,709	$81,907	$41,343	$61,011
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 27, 2025 to December 26, 2025.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 26, 2025. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 26, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. There have been no changes from the factors disclosed in our 2025 Annual Report on Form 10-K filed on August 11, 2025, although we may disclose additional changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter ended December 26, 2025.
The table below summarizes our repurchases of common stock during the three months ended December 26, 2025. See Note O for more information on our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in thousands)(3)
September 27, 2025 - October 24, 2025(1)	—	$—	—	$200,000
October 25, 2025 - November 21, 2025(1)	168,903	68.06	168,903	188,504
November 22, 2025 - December 26, 2025(1)	52,607	66.56	52,607	185,003
Total	221,510	$67.70	221,510	$185,003
(1) We close our books and records for each 52-week or 53-week fiscal year on the Friday closest to the last day in June to align our financial close with our business processes and needs. As a result, our fiscal months often differ from calendar months. For example, December 26, 2025 was the last day of our December 2025 fiscal month.
(2) Excludes commissions paid and other costs of execution, including taxes.
(3) On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors.
ITEM 5.     OTHER INFORMATION
10b5-1 Plans
During the second quarter ended December 26, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on February 3, 2026.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer