Form 10-Q
period 2026-03-27
MERCURY SYSTEMS INC
filed 2026-05-05
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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

Shares of Common Stock outstanding as of April 30, 2026: 60,043,283 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 27, 2026	June 27, 2025
Assets
Current assets:
Cash and cash equivalents	$331,800	$309,099
Accounts receivable, net of allowance for credit losses of $112 and $1,767 at March 27, 2026 and June 27, 2025, respectively	95,547	109,588
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 for both March 27, 2026 and June 27, 2025	269,498	278,475
Inventory	361,693	332,920
Prepaid income taxes	1,294	457
Prepaid expenses and other current assets	56,899	27,639
Total current assets	1,116,731	1,058,178
Property and equipment, net	102,592	101,440
Goodwill	942,614	938,093
Intangible assets, net	185,210	210,611
Operating lease right-of-use assets, net	50,094	52,264
Deferred tax assets	75,964	69,016
Other non-current assets	8,082	5,162
Total assets	$2,481,287	$2,434,764
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$104,066	$79,116
Accrued expenses	69,059	35,264
Due to factoring facility	14,107	7,879
Accrued compensation	36,952	51,321
Deferred revenues and customer advances	126,312	126,797
Total current liabilities	350,496	300,377
Income taxes payable	4,046	4,046
Long-term debt	591,500	591,500
Operating lease liabilities	48,343	52,738
Other non-current liabilities	9,230	12,642
Total liabilities	1,003,615	961,303
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 59,498,806 and 59,003,174 shares issued and outstanding at March 27, 2026 and June 27, 2025, respectively	595	590
Additional paid-in capital	1,314,770	1,287,478
Retained earnings	151,424	181,895
Accumulated other comprehensive income	10,883	3,498
Total shareholders’ equity	1,477,672	1,473,461
Total liabilities and shareholders’ equity	$2,481,287	$2,434,764

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net revenues	$235,759	$211,358	$693,840	$638,914
Cost of revenues	166,709	154,248	501,258	469,188
Gross margin	69,050	57,110	192,582	169,726
Operating expenses:
Selling, general and administrative	39,138	43,044	127,183	116,698
Research and development	15,014	15,983	43,579	55,734
Amortization of intangible assets	9,561	10,185	29,514	32,574
Restructuring and other charges	(48)	4,931	5,591	7,231
Acquisition costs and other related expenses	155	311	900	666
Total operating expenses	63,820	74,454	206,767	212,903
Income (loss) from operations	5,230	(17,344)	(14,185)	(43,177)
Interest income	2,507	1,290	6,182	2,240
Interest expense	(7,331)	(8,068)	(23,066)	(25,404)
Other (expense) income, net	(3,093)	2,304	(5,613)	(2,900)
Loss before income tax provision (benefit)	(2,687)	(21,818)	(36,682)	(69,241)
Income tax provision (benefit)	174	(2,648)	(6,211)	(14,967)
Net loss	$(2,861)	$(19,170)	$(30,471)	$(54,274)

Basic net loss per share	$(0.04)	$(0.33)	$(0.51)	$(0.93)
Diluted net loss per share	$(0.04)	$(0.33)	$(0.51)	$(0.93)

Weighted-average shares outstanding:
Basic	59,422	58,749	59,386	58,614
Diluted	59,422	58,749	59,386	58,614

Comprehensive income (loss):
Net loss	$(2,861)	$(19,170)	$(30,471)	$(54,274)
Change in fair value of derivative instruments, net of tax	784	(1,876)	117	(3,991)
Foreign currency translation adjustments	7,238	(256)	7,572	27
Deferred compensation and pension benefit plan, net of tax	(228)	(79)	(304)	(172)
Total other comprehensive income (loss), net of tax	7,794	(2,211)	7,385	(4,136)
Total comprehensive income (loss)	$4,933	$(21,381)	$(23,086)	$(58,410)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Third Quarter Ended March 27, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 26, 2025	59,377	$594	$1,302,020	$154,285	$3,089	$1,459,988
Issuance of common stock under employee stock incentive plans	76	1	(1)	—	—	—
Issuance of common stock under defined contribution plan	46	—	3,697	—	—	3,697
Stock-based compensation	—	—	9,054	—	—	9,054
Net loss	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	7,794	7,794
Balance at March 27, 2026	59,499	$595	$1,314,770	$151,424	$10,883	$1,477,672

	For the Third Quarter Ended March 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 27, 2024	58,660	$587	$1,266,926	$184,695	$8,068	$1,460,276
Issuance of common stock under employee stock incentive plans	102	1	(1)	—	—	—
Issuance of common stock under defined contribution plan	90	1	3,794	—	—	3,795
Stock-based compensation	—	—	8,399	—	—	8,399
Net loss	—	—	—	(19,170)	—	(19,170)
Other comprehensive loss	—	—	—	—	(2,211)	(2,211)
Balance at March 28, 2025	58,852	$589	$1,279,118	$165,525	$5,857	$1,451,089

	For the Nine Months Ended March 27, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461
Issuance of common stock under employee stock incentive plans	481	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	70	1	2,727	—	—	2,728
Issuance of common stock under defined contribution plan	167	1	12,066	—	—	12,067
Retirement of common stock	(222)	(2)	(14,999)	—	—	(15,001)
Stock-based compensation	—	—	27,503	—	—	27,503
Net loss	—	—	—	(30,471)	—	(30,471)
Other comprehensive income	—	—	—	—	7,385	7,385
Balance at March 27, 2026	59,499	$595	$1,314,770	$151,424	$10,883	$1,477,672

	For the Nine Months Ended March 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	394	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	60	1	1,491	—	—	1,492
Issuance of common stock under defined contribution plan	304	3	11,673	—	—	11,676
Stock-based compensation	—	—	23,556	—	—	23,556
Net loss	—	—	—	(54,274)	—	(54,274)
Other comprehensive loss	—	—	—	—	(4,136)	(4,136)
Balance at March 28, 2025	58,852	$589	$1,279,118	$165,525	$5,857	$1,451,089

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2026	March 28, 2025
Cash flows from operating activities:
Net loss	$(30,471)	$(54,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	55,169	62,058
Stock-based compensation expense	29,215	22,602
Stock-based matching contributions on defined contribution plan	15,146	11,393
Benefit for deferred income taxes	(6,962)	(13,991)
Provision for bad debt	(64)	472
Other non-cash items	155	(802)
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	22,598	40,792
Inventory	(36,342)	(29,068)
Prepaid income taxes	(840)	(2,979)
Prepaid expenses and other current assets	(20,503)	4,023
Other non-current assets	(488)	5,592
Accounts payable, accrued expenses, accrued compensation, and due to factoring	47,405	(5,300)
Deferred revenues and customer advances	(6,542)	67,918
Income taxes payable	11	(118)
Other non-current liabilities	(7,252)	(7,542)
Net cash provided by operating activities	60,235	100,776
Cash flows from investing activities:
Acquisition of assets and businesses, net of cash acquired	(1,415)	—
Purchases of property and equipment	(20,713)	(15,705)
Other investing activities	—	4,600
Net cash used in investing activities	(22,128)	(11,105)
Cash flows from financing activities:
Proceeds from employee stock plans	2,728	1,492
Purchase and retirement of common stock	(15,001)	—
Payments of deferred financing and offering costs	(3,156)	(2,249)
Net cash used in financing activities	(15,429)	(757)
Effect of exchange rate changes on cash and cash equivalents	23	387
Net increase in cash and cash equivalents	22,701	89,301
Cash and cash equivalents at beginning of period	309,099	180,521
Cash and cash equivalents at end of period	$331,800	$269,822
Cash paid during the period for:
Interest	$23,998	$28,105
Income taxes paid, net	$1,374	$265
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$5,619	$2,712
Non-cash investing activity: Inventory transfer to property and equipment, net	$4,444	$12,675
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 27, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2025. The results for the third quarter and nine months ended March 27, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the third quarter of fiscal 2026 are to the quarter ended March 27, 2026. There were 13 weeks during the third quarters ended March 27, 2026 and March 28, 2025, respectively. There were 39 weeks during the nine months ended March 27, 2026 and March 28, 2025, respectively.
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
FOREIGN CURRENCY
Local currencies are the functional currency for the Company’s subsidiaries in Switzerland, the United Kingdom, and Spain. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in Accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Gains (losses) resulting from non-U.S. currency transactions are included in Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were immaterial for all periods presented.
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
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash flows attributable to factored receivables are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as Selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The Company is responsible for collecting customer payments related to factored receivables and will remit these payments to the counterparty. From time to time, the Company will collect customer payments related to factored receivables, which are not remitted to the counterparty prior to the end of the period due to the timing of receiving funds from the customer. As of March 27, 2026 and June 27, 2025, the Company had collected $14,107 and $7,879, respectively, that was not remitted to the counterparty by quarter end. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on the Company's Consolidated Balance Sheet. The decrease in the receivable for these collections is reflected within the change in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the nine months ended March 27, 2026.
The Company had $75,000 of factored accounts receivable, of which $60,893 was included as a contra account within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $14,107 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of March 27, 2026. The Company incurred factoring fees of approximately $447 and $1,408 for the third quarter and nine months ended March 27, 2026. The Company had $59,999 of factored accounts receivable, of which $55,139 was included as a contra account within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $4,860 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of March 28, 2025. The Company incurred factoring fees of approximately $467 and $1,288 for the third quarter and nine months ended March 28, 2025.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income (Loss) as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of March 27, 2026.
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

Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 52% and 53% of revenues for the third quarter and nine months ended March 27, 2026, respectively. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% and 51% of revenues for the third quarter and nine months ended March 28, 2025, respectively.
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
Total revenue recognized over time was 48% and 47% of total revenues for the third quarter and nine months ended March 27, 2026, respectively. Total revenue recognized over time was 47% and 49% of total revenues for the third quarter and nine months ended March 28, 2025, respectively.
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

	Third Quarters Ended		Nine Months Ended
(In thousands, except per share data)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Loss from operations	$(2,095)	$(3,653)	$(9,624)	$(16,354)
Net loss(1)	$(1,530)	$(2,666)	$(7,026)	$(11,938)
Diluted net loss per share	$(0.03)	$(0.05)	$(0.12)	$(0.20)
Diluted shares	59,422	58,749	59,386	58,614
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
The contract asset balances were $269,498 and $278,475 as of March 27, 2026 and June 27, 2025, respectively. The contract asset balance decreased due to $334,274 of billings, partially offset by revenue recognized under over time contracts of $325,297 during the nine months ended March 27, 2026. The contract liability balances were $127,594 and $127,605 as of March 27, 2026 and June 27, 2025, respectively. The contract liability remained relatively unchanged due to the volume of milestone billing events and the timing of revenue recognized across multiple programs.
Revenue recognized for the third quarter and nine months ended March 27, 2026 that was included in the contract liability balance at June 27, 2025 was $21,533 and $79,411, respectively. Revenue recognized for the third quarter and nine months ended March 28, 2025 that was included in the contract liability balance at June 28, 2024 was $8,563 and $50,310, respectively.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of March 27, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $859,764. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Intangible assets result from the Company’s various business acquisitions and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, patents, customer relationships, trademarks, backlog and non-compete agreements. Intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives of up to 12.5 years or over the period the economic benefits of the intangible asset are consumed. During the three months ended March 27, 2026, the Company acquired completed technologies of $1,540 with a useful life of 5.0 years in connection with the Company's asset acquisition of a provider of specialized manufacturing processes.
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

Total
Balance at June 27, 2025	$2,945
Accruals for warranties issued during the period	2,815
Settlements made during the period	(2,348)
Balance at March 27, 2026	$3,412
WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Basic weighted-average shares outstanding	59,422	58,749	59,386	58,614
Effect of dilutive equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	59,422	58,749	59,386	58,614
Equity instruments to purchase 2,548 and 2,591 shares of common stock were not included in the calculation of diluted net loss per share for the third quarter and nine months ended March 27, 2026, respectively, because the equity instruments were anti-dilutive. Equity instruments to purchase 2,901 and 2,859 shares of common stock were not included in the calculation of diluted net loss per share for the third quarter and nine months ended March 28, 2025, respectively, because the equity instruments were anti-dilutive.
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
C.Fair Value of Financial Instruments
The following table summarizes the Companies' financial instruments measured at fair value on a recurring basis as of March 27, 2026:

	Fair Value Measurements
	March 27, 2026	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2,522	$—	$2,522	$—
Total measured at fair value	$2,522	$—	$2,522	$—
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

During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of March 27, 2026, the fair value of the September 2023 Swap was a liability of $2,522 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
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

	As of
	March 27, 2026	June 27, 2025
Raw materials	$193,298	$195,496
Work in process	146,083	118,376
Finished goods	22,312	19,048
Total	$361,693	$332,920
E.Property and Equipment
Property and equipment, net consisted of the following:

	Estimated Useful Lives (Years)	As of
		March 27, 2026	June 27, 2025
Computer equipment and software	3-4	$158,292	$149,342
Furniture and fixtures	5	11,655	23,176
Leasehold improvements	lesser of estimated useful life or lease term	73,698	74,278
Machinery and equipment	5-10	198,350	168,412
		441,995	415,208
Less: accumulated depreciation		(339,403)	(313,768)
Property and equipment, net		$102,592	$101,440

There was $20,713 and $15,705 of capital expenditures during the nine months ended March 27, 2026 and March 28, 2025, respectively. The nine months ended March 27, 2026 also includes the reclassification of work in process inventory to property and equipment of $4,444.
Depreciation expense related to property and equipment for the third quarter and nine months ended March 27, 2026 was $8,395 and $25,655, respectively. Depreciation expense related to property and equipment for the third quarter and nine months ended March 28, 2025 was $9,731 and $29,484, respectively.
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
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across four business units: Signal Technologies, Processing Technologies, Integrated Processing Solutions, and Europe, the Middle East and Africa ("EMEA"). Accordingly, these were determined to be the Company's reporting units.
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company also assesses potential triggering events during interim reporting periods. During the third quarter ended March 27, 2026, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended March 27, 2026:

Total
Balance at June 27, 2025	$938,093
Foreign currency translation adjustments	4,521
Balance at March 27, 2026	$942,614
G.Restructuring
During the nine months ended March 27, 2026, the Company approved and initiated workforce reductions that eliminated approximately 100 positions, resulting in $5,591 of severance costs. The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and lines of business. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.

The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Balance at June 27, 2025	$1,206
Restructuring charges	5,591
Cash paid	(4,216)
Balance at March 27, 2026	$2,581
H.Income Taxes
The Company recorded an income tax provision of $174 and an income tax benefit $2,648 on losses before income taxes of $2,687 and $21,818 for the third quarters ended March 27, 2026 and March 28, 2025, respectively. The Company recorded income tax benefits of $6,211 and $14,967 on a loss before income taxes of $36,682 and $69,241 for the nine months ended March 27, 2026 and March 28, 2025, respectively.
During the third quarter and nine months ended March 27, 2026, the Company recognized a tax benefit of $314 and $2,436 related to stock compensation windfalls, respectively, and during the third quarter and nine months ended March 28, 2025, the Company recognized a tax provision of $48 and $406 related to stock compensation shortfalls, respectively.
The effective tax rate for the third quarter and nine months ended March 27, 2026 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the third quarter and nine months ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes.
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
I.Debt
REVOLVING CREDIT FACILITY
The Company has a 5-year revolving credit facility (the "Revolver") with a maturity extended to November 4, 2030. The borrowing capacity as defined under the Revolver as of March 27, 2026 is $850,000 less outstanding borrowings of $591,500. There were outstanding letters of credit of $4,214 as of March 27, 2026. During the third quarter and nine months ended March 27, 2026, the Company made no borrowings or repayments. As of March 27, 2026, the Company was in compliance with all covenants and conditions under the Revolver. The Company incurred interest expense of $7,331 and $23,066 for the third quarter and nine months ended March 27, 2026, respectively. The Company incurred interest expense of $8,068 and $25,404 for the third quarter and nine months ended March 28, 2025, respectively.
On November 4, 2025, the Company entered into Amendment No. 7 to the Revolver. This amendment extends the maturity date of the credit facility by five years to November 4, 2030 with a borrowing capacity of $850,000. In conjunction with Amendment No. 7 to the Revolver, the Company incurred $3,156 of new deferred financing costs that will be amortized over the remaining term of the Revolver. As part of the amendment, the Company wrote off $845 of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Exhibit 10.1 on Form 8-K filed by the Company with the SEC on November 4, 2025.
As of March 27, 2026, the Company's outstanding balance of unamortized deferred financing costs was $4,709, which is being amortized to Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight line basis over the term of the Revolver and includes the costs incurred in conjunction with the August 2024 and November 2025 amendments to the Revolver.

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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at March 27, 2026 was a net liability of $3,513, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. During the third quarter ended March 27, 2026, due to a reduction in force that impacted 20 employees, there was a $1,915 plan curtailment gain recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss), with a corresponding reduction to the net liability within Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic (benefit) costs of $(1,943) and $227 associated with the Plan and a net loss of $163 and $51 in AOCI during the third quarters ended March 27, 2026 and March 28, 2025, respectively. The Company recognized net periodic (benefit) costs of $(1,587) and $691 associated with the Plan and a net loss of $276 and $156 in AOCI during the nine months ended March 27, 2026 and March 28, 2025, respectively. The Company's total expected employer contributions to the Plan during fiscal 2026 are $557.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the third quarter and nine months ended March 27, 2026, the Company recognized share-based matching contributions related to the 401(k) plan of $3,703 and $15,146, as compared to $3,533 and $11,393 during the third quarter and nine months ended March 28, 2025.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and currently matches participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash-based deferral credited to participants’ account balances). The Company’s matching obligations for participant deferrals made during calendar 2024 and 2025 were subject to a financial performance condition for the Company's four fiscal quarters corresponding to the respective calendar year. Each of these financial performance conditions was subsequently determined to have been fully satisfied, and the deferred stock units issued in respect of the Company's matching obligations vested accordingly. Participant deferrals under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of March 27, 2026, the Company held assets under the rabbi trust of $746, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $746. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Accrued compensation in the Consolidated Balance Sheets. During the third quarters and nine months ended March 27, 2026 and March 28, 2025, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Company’s 2025 Long Term Incentive Plan (as amended from time to time, the “2025 Plan”) was adopted by the Company’s Board of Directors in July 2025 and approved by the Company’s shareholders on October 22, 2025. At March 27,

2026, the aggregate number of shares authorized for issuance under the 2025 Plan is 1,998 shares, including 1,900 shares approved by the Company’s shareholders on October 22, 2025 and 98 shares by virtue of awards forfeited from and after October 22, 2025 under a predecessor stock incentive plan, the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”). The shares authorized for issuance under the 2025 Plan will continue to be increased to the extent that any award previously granted under the 2018 Plan is forfeited, terminates, expires, lapses without being exercised or is settled for cash in the future. The 2025 Plan provides for the grant to employees and non-employees of non-qualified and incentive stock options, stock appreciation rights, time-based and performance-based restricted stock awards or units, and deferred stock awards or units. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and have a maximum exercisable term of ten years. Under the share counting rules applicable to the 2025 Plan, each share issued pursuant to a stock option or stock appreciation right counts as 0.5 shares against the available share reserve, and each share issued pursuant to any other award (a “full value” award) counts as one share against the available reserve. Accordingly, at March 27, 2026, a maximum of 3,913 shares underlying future awards of stock options and stock appreciation rights are issuable under the 2025 Plan, and a maximum of 1,956 shares underlying future full value awards are issuable under the 2025 Plan.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock unit awards to certain executives and employees pursuant to the 2025 Plan (and prior to October 22, 2025, the 2018 Plan). Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of financial performance goals. Payouts under performance-based restricted stock unit awards may also be subject to modification based on market conditions, including Mercury’s total shareholder return relative to the component companies within the Spade Defense Index.
EMPLOYEE STOCK PURCHASE PLAN
The Company’s 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. There were no shares issued under the 1997 ESPP during the nine months ended March 27, 2026 and March 28, 2025, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during the nine months ended March 28, 2025.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were 70 shares and 65 shares issued under the 2024 ESPP during the nine months ended March 27, 2026 and March 28, 2025, respectively. Shares available for future purchase under the 2024 ESPP totaled 800 at March 27, 2026.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity with respect to Company-issued stock options since June 27, 2025:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 27, 2026
Outstanding at June 27, 2025	934	$12.71	$45.00		—
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding at March 27, 2026	934	12.71	45.00	2.14 years	—
Exercisable at March 27, 2026	—	$—	$—	—	—

There were no options vested or exercised during the nine months ended March 27, 2026. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 27, 2026, there was $3,131 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 1.14 years from March 27, 2026.
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 27, 2025:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 27, 2025	1,742	$40.37
Granted	570	69.28
Vested	(481)	40.87
Forfeited	(131)	48.52
Non-vested at March 27, 2026	1,700	$49.36
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
The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Cost of revenues	$950	$813	$4,573	$759
Selling, general and administrative	6,556	6,228	19,878	17,156
Research and development	1,543	1,507	4,765	4,687
Stock-based compensation expense before tax	9,049	8,548	29,216	22,602
Income taxes(1)	(2,443)	(2,308)	(7,888)	(6,103)
Stock-based compensation expense, net of income taxes	$6,606	$6,240	$21,328	$16,499
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
The CODM utilizes Net loss that is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) to assess operating performance and make decisions related to resource allocation. The Company's significant segment expenses include stock-based compensation and depreciation which are disclosed in Note K and Note E, respectively. Any other significant segment expenses which are regularly provided to the CODM are provided on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in Note E.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Eliminations	Total
THIRD QUARTER ENDED MARCH 27, 2026
Net revenues to unaffiliated customers	$229,427	$6,332	$—	$235,759
Inter-geographic revenues	10,326	5,440	(15,766)	—
Net revenues	$239,753	$11,772	$(15,766)	$235,759
THIRD QUARTER ENDED MARCH 28, 2025
Net revenues to unaffiliated customers	$200,241	$11,117	$—	$211,358
Inter-geographic revenues	1,539	2,577	(4,116)	—
Net revenues	$201,780	$13,694	$(4,116)	$211,358
NINE MONTHS ENDED MARCH 27, 2026
Net revenues to unaffiliated customers	$662,435	$31,405	$—	$693,840
Inter-geographic revenues	14,502	12,416	(26,918)	—
Net revenues	$676,937	$43,821	$(26,918)	$693,840
NINE MONTHS ENDED MARCH 28, 2025
Net revenues to unaffiliated customers	$597,955	$40,959	$—	$638,914
Inter-geographic revenues	6,312	7,925	(14,237)	—
Net revenues	$604,267	$48,884	$(14,237)	$638,914
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
March 27, 2026	$98,894	$3,698	$102,592
June 27, 2025	$100,484	$956	$101,440
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
The following table presents the Company's net revenue by end user for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Domestic(1)	$206,497	$176,203	$588,900	$513,688
International/Foreign Military Sales(2)	29,262	35,155	104,940	125,226
Total Net Revenue	$235,759	$211,358	$693,840	$638,914
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

The following table presents the Company's net revenue by end application for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Radar(1)	$44,844	$35,921	$128,758	$116,780
Electronic Warfare(2)	30,000	21,414	78,482	71,690
Other Sensor & Effector(3)	39,317	22,041	93,031	70,538
Total Sensor & Effector	114,161	79,376	300,271	259,008
C4I(4)	89,783	96,784	292,117	270,433
Other(5)	31,815	35,198	101,452	109,473
Total Net Revenue	$235,759	$211,358	$693,840	$638,914
(1) Radar includes end-use applications where radio frequency signals are utilized to detect, track and identify objects.
(2) Electronic Warfare includes end-use applications comprising the offensive and defensive use of the electromagnetic spectrum.
(3) Other Sensor and Effector products include all Sensor and Effector end markets other than Radar and Electronic Warfare.
(4) C4I includes rugged secure rackmount servers that are designed to drive the most powerful military processing applications.
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Components(1)	$45,917	$49,979	$140,119	$139,928
Modules and Sub-assemblies(2)	75,904	58,476	202,596	150,404
Integrated Solutions(3)	113,938	102,903	351,125	348,582
Total Net Revenue	$235,759	$211,358	$693,840	$638,914
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
The following table presents the Company's net revenue by platform for the periods presented:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Airborne(1)	$83,801	$101,548	$262,688	$288,252
Land(2)	52,768	33,765	154,761	112,911
Naval(3)	29,816	17,778	73,346	60,623
Space(4)	25,431	11,543	55,826	38,729
Other(5)	43,943	46,724	147,219	138,399
Total Net Revenues	$235,759	$211,358	$693,840	$638,914
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
(4) Space platform includes products that relate to personnel, equipment or pieces of equipment designed for space operations.
(5) All platforms other than Airborne, Land, Naval, or Space.

Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	Third Quarters Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
RTX Corporation	17%	11%	16%	11%
Lockheed Martin Corporation	11%	11%	12%	10%
Northrop Grumman	*	*	10%	*
U.S. Navy	*	14%	*	11%
	28%	36%	38%	32%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the third quarters and nine months ended March 27, 2026 and March 28, 2025.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, Freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges that the operations of a predecessor company to Mercury that was acquired in the Company's acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts (the “Site”) contributed to the groundwater contamination, and NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the Site at a level above the standard that MassDEP published for PFAS in October 2020. The Company had not been contacted by MassDEP regarding PFAS since the response was provided in November 2021 until October 30, 2025, when MassDEP sent a Notice of Responsibility to the Company reporting that the Company, as successor to a former owner and operator of the Site, and Laine Realty Trust, the current owner of the Site, are responsible parties related to alleged releases of waste wave solder and Freon at the Site. The Company has engaged a licensed site professional, responded to the notice from MassDEP, and has negotiated a site access agreement with the current owner to begin limited testing in May 2026. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
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
On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company's stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On February 20, 2025, the Court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The Court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. Subject to the terms of the Company's by-laws and applicable Massachusetts law, Mr. Aslett and Mr. Ballhaus are indemnified by the Company for the federal securities class action. While in discovery, the parties participated in a mediation on September 11, 2025. After the mediation, all parties to the securities class action lawsuit agreed to a settlement in principle to resolve the litigation for $32,500, which settlement in principle is subject to a final settlement agreement and review and approval by the Court. The Court scheduled a hearing to be held on May 19, 2026 to discuss finalization of the settlement. On April 21, 2026, five funds associated with Starboard Value LP ("Starboard"), representing approximately 14% of the class, requested exclusion from the class by sending notice to the settlement administrator. Starboard has indicated that it is planning to pursue a separate legal action against the Company. As of March 27, 2026, a $32,500 receivable and payable were included within Prepaid expenses and other current assets and Accrued expenses in the Company's Consolidated Balance Sheet, respectively, with respect to the settlement. The increases in the receivable and payable were reflected within the changes in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the nine months ended March 27, 2026. In connection with Starboard's potential claims, the Company may incur substantial legal fees and liabilities which may not be covered by the Company’s applicable directors’ and officers’ liability insurance.
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
On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. On December 21, 2024, the Company reached an agreement in principle to settle these wage and hour class action claims for $450, which settlement in principle is subject to a final settlement agreement and review and approval by the Court. On March 4, 2026, the Court granted final approval of the settlement. On April 1, 2026, the class administrator determined that the final payment amount would include $5 for employer tax obligations, bringing the final settlement amount to $455.
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
PURCHASE COMMITMENTS
As of March 27, 2026, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $224,180.
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
N.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. As of the reporting date, the Company entered into interest rate swaps with a total notional amount of $300,000 to fix the interest rate associated with a portion of the $591,500 existing borrowings on Company’s Revolver. The Swap agreement is designated and qualified for hedge accounting treatment as a cash flow hedge and is scheduled to mature on February 28, 2027, coterminous with the maturity of the Revolver. As of March 27, 2026, the fair value of the Swap was a liability of $2,522 and is included within Other non-current liabilities in the Company's Consolidated Balance Sheet.
On September 29, 2022 and on September 28, 2023 the Company terminated previous Swap agreements and entered into new agreements with the same maturity February 28, 2027. The fair market values of the Swaps at the time of termination are amortized until the maturity date (February 28, 2027).
During the third quarter and nine months ended March 27, 2026, the Company amortized a total of $881 and $2,643, respectively, of the gain associated with the previously disclosed interest swaps terminated on September 29, 2022 and September 28, 2023, as disclosed in Note Q of Form 10-K filed with the SEC on August 11, 2025, which is included within AOCI.

The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of March 27, 2026, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
O.Share Repurchase Program
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200,000 of the Company’s outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. All share repurchases are made in accordance with Rule 10b-18. During the third quarter ended March 27, 2026, no shares of the Company's common stock were repurchased. During the nine months ended March 27, 2026, 221,510 shares of the Company's common stock were repurchased and immediately retired under the share repurchase program at an average cost of $67.70 per share. As of March 27, 2026, there was $185,003 available for future share repurchases under this share repurchase program.
P.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures, other than as discussed below.
On April 30, 2026, the Company repaid $150,000 of the Revolver, leaving $441,500 drawn on the Revolver as of that date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of increasingly volatile geopolitical events and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages in or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to meet contractual performance specifications, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, adverse findings in government audits or investigations, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, including the risks from heightened, persistent, and increasingly sophisticated nation-state level cyberattacks and emerging threats associated with agentic AI-enabled cyber tools, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the federal securities class action lawsuit and related claims, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
As of March 27, 2026, we had 2,117 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the third quarter ended March 27, 2026 were $235.8 million, $2.9 million, $0.04, $0.27, and $36.1 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the nine months ended March 27, 2026 were $693.8 million, $30.5 million, $0.51, $0.68, and $101.7 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the third quarters ended March 27, 2026 and March 28, 2025, respectively. There were 39 weeks during the nine months ended March 27, 2026 and March 28, 2025, respectively. The results for the third quarter and nine months ended March 27, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
The third quarter ended March 27, 2026 compared to the third quarter ended March 28, 2025
The following table sets forth, for the third quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	March 27, 2026	As a % of Total Net Revenue	March 28, 2025	As a % of Total Net Revenue
Net revenues	$235,759	100.0%	$211,358	100.0%
Cost of revenues	166,709	70.7	154,248	73.0
Gross margin	69,050	29.3	57,110	27.0
Operating expenses:
Selling, general and administrative	39,138	16.5	43,044	20.4
Research and development	15,014	6.4	15,983	7.6
Amortization of intangible assets	9,561	4.1	10,185	4.8
Restructuring and other charges	(48)	—	4,931	2.3
Acquisition costs and other related expenses	155	0.1	311	0.1
Total operating expenses	63,820	27.1	74,454	35.2
Income (loss) from operations	5,230	2.2	(17,344)	(8.2)
Interest income	2,507	1.1	1,290	0.6
Interest expense	(7,331)	(3.1)	(8,068)	(3.8)
Other (expense) income, net	(3,093)	(1.3)	2,304	1.1
Loss before income tax provision (benefit)	(2,687)	(1.1)	(21,818)	(10.3)
Income tax provision (benefit)	174	0.1	(2,648)	(1.2)
Net Loss	$(2,861)	(1.2)%	$(19,170)	(9.1)%
REVENUES
Total revenues increased $24.4 million, or 11.5%, to $235.8 million during the third quarter ended March 27, 2026, as compared to $211.4 million during the third quarter ended March 28, 2025. Revenues increased year over year as we continued to execute on our program base. Point in time revenue and over time revenue represented 52% and 48%, respectively, of total revenues during the third quarter ended March 27, 2026, an increase of $9.8 million and $14.6 million, respectively. Point in time revenue and over time revenue represented 53% and 47% respectively, of total revenues during the third quarter ended March 28, 2025.
Revenue increases were driven by the modules and sub-assemblies as well as the integrated solutions product grouping which increased $17.5 million and $11.0 million, respectively, partially offset by the components product grouping which decreased $4.1 million during the third quarter ended March 27, 2026, when compared to the prior period. The increase in total revenue was primarily driven by the other sensor and effector, radar, and electronic warfare end applications with increases of $17.3 million, $8.9 million, and $8.6 million, respectively, partially offset by C4I and other end applications which decreased $7.0 million and $3.4 million, respectively. The increase in total revenue was also driven by the Land, Space, and Naval platforms with increases of $19.0 million, $13.9 million, and $12.0 million, respectively, partially offset by decreases to the Airborne and Other platforms of $17.7 million and $2.8 million, respectively. The largest program increases were related to LTAMDS, PWSA, and SEWIP, partially offset by a decrease in F/A-18 when compared to the prior period. There were no programs comprising 10% or more of our revenues for the third quarters ended March 27, 2026 or March 28, 2025.
GROSS MARGIN
Gross margin was 29.3% for the third quarter ended March 27, 2026, an increase of 230 basis points from the 27.0% gross margin realized during the third quarter ended March 28, 2025. The higher gross margin was driven by net estimate at completion ("EAC") change impact on our programs recognized over time of approximately $2.1 million recorded in the quarter, an incremental improvement of approximately $1.6 million, or 80 basis points, when compared to the prior period. The increase was also driven by lower net manufacturing variances $4.1 million, partially offset by higher inventory reserves of $3.3 million.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Third Quarters Ended
(in thousands)	March 27, 2026	March 28, 2025
Gross favorable	$7,437	$5,448
Gross unfavorable	(9,532)	(9,101)
Net impact of changes in estimates	$(2,095)	$(3,653)
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $3.9 million, or 9.1%, to $39.1 million during the third quarter ended March 27, 2026, as compared to $43.0 million in the third quarter ended March 28, 2025. The decrease was primarily driven by lower litigation and settlement, depreciation, and consulting expense of $2.6 million, $1.9 million, and $0.8 million, respectively. These decreases were partially offset by higher compensation expense and software licensing fees of $1.6 million and $1.0 million, respectively.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $1.0 million, or 6.1%, to $15.0 million during the third quarter ended March 27, 2026, as compared to $16.0 million during the third quarter ended March 28, 2025. The decrease was primarily driven by efficiency improvements and the savings from headcount reductions of approximately 120 employees, initiated across fiscal 2025 and 2026, resulting in lower expense of $5.9 million. There was also decreased depreciation expense of $0.4 million and outside service expense of $0.4 million. These decreases were partially offset by higher engineering utilization of $4.4 million and supplies expense of $1.3 million.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $9.6 million of amortization of intangible assets during the third quarter ended March 27, 2026, as compared to $10.2 million during the third quarter ended March 28, 2025, primarily due to various customer relationship intangibles being fully amortized in fiscal 2025.
RESTRUCTURING AND OTHER CHARGES
We incurred an immaterial amount of restructuring and other charges during the third quarter ended March 27, 2026, as compared to $4.9 million during the third quarter ended March 28, 2025. Restructuring and other charges during the third quarter ended March 28, 2025 included $4.9 million for separation costs related to the reduction in workforce initiated January 29, 2025 impacting approximately 145 positions.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There was an immaterial amount of acquisition costs and other related expenses, including costs incurred in the asset acquisition of a provider of specialized manufacturing processes, during the third quarters ended March 27, 2026 and March 28, 2025.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $2.5 million of interest income during the third quarter ended March 27, 2026, as compared to $1.3 million during the third quarter ended March 28, 2025. The increase was driven by higher average cash and cash equivalents during the period.

INTEREST EXPENSE
We incurred $7.3 million of interest expense during the third quarter ended March 27, 2026, as compared to $8.1 million during the third quarter ended March 28, 2025. The decrease was driven by lower interest rates during the period on our existing credit facility (the "Revolver").
OTHER (EXPENSE) INCOME, NET
Other expense, net was $3.1 million during the third quarter ended March 27, 2026, as compared to other income, net of $2.3 million during the third quarter ended March 28, 2025. The third quarter ended March 27, 2026 includes a $1.9 million adjustment related to the disposal of our former manufacturing operations in Switzerland, $0.6 million of financing costs, and $0.5 million of net foreign currency translation losses. The third quarter ended March 28, 2025 includes other income of $2.7 million, related to the sale of the mc.com domain name, $1.2 million net of foreign currency translation gains, $0.9 million of financing costs, $0.5 million of securities class action expense, and $0.2 million of consulting costs.
INCOME TAXES
We recorded an income tax provision of $0.2 million and an income tax benefit of $2.6 million on a loss before income taxes of $2.7 million and $21.8 million for the third quarters ended March 27, 2026 and March 28, 2025, respectively.
During the third quarters ended March 27, 2026 and March 28, 2025, we recognized a tax benefit of $0.3 million related to stock compensation windfalls and a tax provision of less than $0.1 million related to stock compensation shortfalls, respectively.
The effective tax rate for the third quarter ended March 27, 2026 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the third quarter ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the Tax Cuts and Jobs Act ("TCJA"), including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest provision limitation and immediate expensing of domestic research and development expenditures. We have evaluated the potential impact of this legislation and expect it to result primarily in a timing difference, with no material impact on our effective tax rate.

Nine months ended March 27, 2026 compared to the nine months ended March 28, 2025
The following table sets forth, for the nine month periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	March 27, 2026	As a % of Total Net Revenue	March 28, 2025	As a % of Total Net Revenue
Net revenues	$693,840	100.0%	$638,914	100.0%
Cost of revenues	501,258	72.2	469,188	73.4
Gross margin	192,582	27.8	169,726	26.6
Operating expenses:
Selling, general and administrative	127,183	18.4	116,698	18.3
Research and development	43,579	6.3	55,734	8.7
Amortization of intangible assets	29,514	4.3	32,574	5.1
Restructuring and other charges	5,591	0.8	7,231	1.1
Acquisition costs and other related expenses	900	0.1	666	0.1
Total operating expenses	206,767	29.9	212,903	33.3
Loss from operations	(14,185)	(2.1)	(43,177)	(6.7)
Interest income	6,182	0.9	2,240	0.4
Interest expense	(23,066)	(3.3)	(25,404)	(4.0)
Other expense, net	(5,613)	(0.8)	(2,900)	(0.5)
Loss before income tax benefit	(36,682)	(5.3)	(69,241)	(10.8)
Income tax benefit	(6,211)	(0.9)	(14,967)	(2.3)
Net Loss	$(30,471)	(4.4)%	$(54,274)	(8.5)%
REVENUES
Total revenues increased $54.9 million, or 8.6%, to $693.8 million during the nine months ended March 27, 2026, as compared to $638.9 million during the nine months ended March 28, 2025. Revenues increased year over year as we continued to execute on our program base. Point in time revenue and over time revenue represented 53% and 47%, respectively, of total revenues during the nine months ended March 27, 2026, an increase of $41.5 million and $13.4 million, respectively. Point in time revenue and over time revenue represented 51% and 49%, respectively, of total revenue during the nine months ended March 28, 2025.
Revenue increases by were driven by the modules and sub-assemblies and integrated solutions product groupings which increased $52.2 million and $2.5 million, respectively, when compared to the prior period. The increase in total revenue was primarily driven by the other sensor and effector, C4I, radar, and electronic warfare end applications with increases of $22.4 million, $21.7 million, $12.0 million, and $6.8 million, respectively, partially offset by a decrease to other end applications of $8.0 million. The increase in total revenue was also driven by the Land, Space, Naval, and Other platforms with increases of $41.9 million, $17.1 million, $12.7 million, and $8.8 million, respectively, partially offset by a decrease to the Airborne platform of $25.6 million. The largest program increases were related to a secure processing program, an integrated space program, SEWIP, PWSA, and KC-46, partially offset by T-45 and a secure processing program. There were no programs comprising 10% or more of our revenues for the nine months ended March 27, 2026 or March 28, 2025.
GROSS MARGIN
Gross margin was 27.8% for the nine months ended March 27, 2026, an increase of 120 basis points from the 26.6% gross margin realized during the nine months ended March 28, 2025. The higher gross margin was driven primarily by net EAC change impact on our programs recognized over time of $9.6 million recorded in the period, an incremental improvement of approximately $6.7 million, or 120 basis points, when compared to the prior period. The increase was also driven by lower manufacturing variances of $12.8 million, partially offset by higher inventory reserves of $4.8 million and scrap of $3.4 million.

We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025
Gross favorable	$23,443	$20,262
Gross unfavorable	(33,067)	(36,616)
Net impact of changes in estimates	$(9,624)	$(16,354)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgment across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $10.5 million, or 9.0%, to $127.2 million during the nine months ended March 27, 2026, as compared to $116.7 million during the nine months ended March 28, 2025. The increase was primarily driven by higher compensation, litigation and settlement, and software licensing fees expense of $8.4 million, $4.5 million, and $2.5 million, respectively. These increases were partially offset by lower depreciation and consulting expense of $3.1 million and $2.2 million, respectively.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $12.1 million, or 21.8%, to $43.6 million during the nine months ended March 27, 2026, as compared to $55.7 million during the nine months ended March 28, 2025. The decrease was primarily driven by efficiency improvements and the savings from headcount reductions of approximately 120 employees, initiated across fiscal 2025 and 2026, resulting in lower expense of $16.0 million. There was also decreased expense on depreciation, software licensing fees, outside services, and consulting of $1.6 million, $1.2 million, $1.0 million, $0.4 million, respectively. These decreases were partially offset by higher engineering utilization of $5.8 million and supplies expense of $2.5 million.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $29.5 million of amortization of intangible assets during the nine months ended March 27, 2026, as compared to $32.6 million during the nine months ended March 28, 2025, primarily due to various customer relationship intangibles being fully amortized in fiscal 2025.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were $5.6 million during the nine months ended March 27, 2026, as compared to $7.2 million during the nine months ended March 28, 2025. Restructuring and other charges during the nine months ended March 27, 2026 were primarily severance related charges associated with workforce reductions initiated during the period that eliminated approximately 100 positions. Restructuring and other charges during the nine months ended March 28, 2025 related to severance related charges primarily related to the reduction in workforce initiated January 29, 2025.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $0.9 million during the nine months ended March 27, 2026, as compared to $0.7 million during the nine months ended March 28, 2025. The acquisition costs and other related expenses we incurred during the nine months ended March 27, 2026 primarily relate to $0.4 million related to run-rate amortization of fair value adjustments from purchase accounting as well as an immaterial amount of costs incurred in the asset acquisition of a provider of specialized manufacturing processes. The acquisition costs and other related expenses we incurred during the nine months ended March 28, 2025 includes $0.5 million related to run-rate amortization of fair value adjustments from purchase accounting and $0.2 million related to the acquisition of Star Lab and disposal of our manufacturing operations in Plan-Les-Ouates, Switzerland.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.

INTEREST INCOME
We recognized $6.2 million of interest income during the nine months ended March 27, 2026, as compared to $2.2 million during the nine months ended March 28, 2025. The increase was driven by higher average cash and cash equivalents during the period.
INTEREST EXPENSE
We incurred $23.1 million of interest expense during the nine months ended March 27, 2026, as compared to $25.4 million during the nine months ended March 28, 2025. The decrease was driven by lower interest rates during the period on the Revolver.
OTHER EXPENSE, NET
Other expense, net increased $2.7 million to $5.6 million during the nine months ended March 27, 2026, as compared to $2.9 million during the nine months ended March 28, 2025. There was $2.9 million of financing costs, a $1.9 million adjustment related to the disposal of our former manufacturing operations in Switzerland, and $1.1 million of net foreign currency translation losses during the nine months ended March 27, 2026. During the nine months ended March 28, 2025, there was $4.3 million of financing costs, $0.9 million of consulting costs, and $0.8 million of securities class action expense, partially offset by other income of $2.9 million, primarily related to the sale of the mc.com domain name, and $0.3 million of net foreign currency translation gains.
INCOME TAXES
We recorded an income tax benefit of $6.2 million and $15.0 million on a loss before income taxes of $36.7 million and $69.2 million for the nine months ended March 27, 2026 and March 28, 2025, respectively.
During the nine months ended March 27, 2026 and March 28, 2025, we recognized a tax benefit of $2.4 million related to stock compensation windfalls and a tax provision of $0.4 million related to stock compensation shortfalls, respectively.
The effective tax rate for the nine months ended March 27, 2026 differed from the federal statutory rate primarily due to federal and state research and development credits, non-deductible compensation, stock compensation windfalls, and state taxes. The effective tax rate for the nine months ended March 28, 2025 differed from the federal statutory rate primarily due to federal and state research and development credits, return to provision adjustments, non-deductible compensation, and state taxes.
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
On July 4, 2025, the OBBBA was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the TCJA, including, but not limited to, restoration of 100% bonus depreciation, EBITDA-based interest provision limitation and immediate expensing of domestic research and development expenditures. We have evaluated the potential impact of this legislation and expect it to result primarily in a timing difference, with no material impact on our effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. As of March 27, 2026, our working capital balance decreased $14.3 million, or 3%, as compared to the balance as of June 27, 2025.
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
Revolving Credit Facilities
We have a 5-year Revolver with a maturity extended to November 4, 2030. The borrowing capacity as defined under the Revolver as of March 27, 2026 is the total availability of $850.0 million less outstanding borrowings of $591.5 million and outstanding letters of credit of $4.2 million. During the nine months ended March 27, 2026, we made no borrowings or repayments. As of March 27, 2026, we were in compliance with all covenants and conditions under the Revolver.
On November 4, 2025, we executed Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030 with a facility size of $850.0 million.
On April 30, 2026, we repaid $150.0 million of the Revolver, leaving $441.5 million drawn on the Revolver as of that date. Because this partial repayment occurred after the end of the fiscal quarter, it is not reflected in the accompanying balance sheet as of the end of the third quarter. The repayment was funded with available cash on hand and does not affect our assessment of liquidity or capital resources as of March 27, 2026. We remained in compliance with all applicable financial covenants both before and after the partial repayment. We continue to evaluate opportunities to further reduce outstanding borrowings under the facility depending on market conditions, operational requirements and cash flows.
See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On August 13, 2024, we entered into a $60.0 million committed receivables purchase and servicing agreement (“RPSA”) with a new party. The RPSA has an initial term of two years. Pursuant to the RPSA, the new party has committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $60.0 million. On December 10, 2025, the Company amended the RPSA to increase the facility from $60.0 million to $75.0 million. We had $75.0 million of factored accounts receivable, of which $60.9 million was included as a contra account within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $14.1 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of March 27, 2026. We incurred factoring fees of approximately $1.4 million during the nine months ended March 27, 2026. We had $60.0 million of factored accounts receivable, of which $55.1 million was included as a contra account within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $4.9 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of March 28, 2025. We incurred factoring fees of approximately $1.3 million during the nine months ended March 28, 2025.
Share Repurchase Agreement
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. Repurchased shares are accounted for as authorized and unissued shares. All share repurchases are made in accordance with Rule 10b-18. During the third quarter ended March 27, 2026, no shares of the Company's common stock were repurchased under the share repurchase program. During the nine months ended March 27, 2026, 221,510 shares of the Company's common stock were repurchased and immediately retired under the share repurchase program at an average cost of $67.70 per share. As of March 27, 2026, there was $185.0 million available for future share repurchases under this share repurchase program.

CASH FLOWS

	As of and For the Nine Months Ended,
(In thousands)	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$60,235	$100,776
Net cash used in investing activities	$(22,128)	$(11,105)
Net cash used in financing activities	$(15,429)	$(757)
Net increase in cash and cash equivalents	$22,701	$89,301
Cash and cash equivalents at end of period	$331,800	$269,822
Our cash and cash equivalents increased by $22.7 million from June 27, 2025 to March 27, 2026, as the result of $60.2 million of cash provided by operating activities, partially offset by $20.7 million invested in purchases of property and equipment, $15.0 million of cash paid in the purchase and retirement of common stock, and $1.4 million of cash paid in the asset acquisition of a provider of specialized manufacturing processes.
Operating Activities
During the nine months ended March 27, 2026, we had an inflow of $60.2 million in cash from operating activities compared to a $100.8 million inflow during the nine months ended March 28, 2025. The reduced inflow during the nine months ended March 27, 2026 was primarily due to an outflow of $6.5 million from deferred revenues and customer advances, as compared to an inflow of $67.9 million in the prior period, an outflow of $20.5 million due to prepaid expenses and other current assets, as compared to an inflow of $4.0 million in the prior period, and a $18.2 million lower inflow from accounts receivable, unbilled receivables, and costs in excess of billings. This activity was partially offset by an inflow of $47.4 million from accounts payable, accrued expenses, accrued compensation, and due to factoring, as compared to an outflow in the prior period of $5.3 million. Under the terms of the RPSA for some customers, we will collect customer payments related to factored receivables, which are then remitted to the counterparty after receipt. As of March 27, 2026, we had collected $14.1 million on behalf of the RPSA. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on our Consolidated Balance Sheet. The lower inflow of cash from operating activities was partially offset by a lower net loss of $23.8 million. The settlement in principle of the federal securities class action lawsuit, which is expected to be covered by our insurance, reached during the nine months ended September 26, 2025, increased the cash provided by accrued expenses and was offset by a $32.5 million outflow in other current assets, respectively.
Investing Activities
During the nine months ended March 27, 2026, we invested $22.1 million, an increase of $11.0 million, as compared to $11.1 million during the nine months ended March 28, 2025 primarily due to higher purchases of property and equipment of $5.0 million and $1.4 million of cash paid in the asset acquisition of a provider of specialized manufacturing processes. The nine months ended March 28, 2025 also included an inflow of $4.6 million due to other investing activities.
Financing Activities
During the nine months ended March 27, 2026, we had $15.0 million of cash outflow related to the purchase and retirement of common stock, as well as $3.2 million of cash paid in financing costs in conjunction with the amendment to our Revolver during the second quarter of fiscal 2026, partially offset by $2.7 million proceeds from employee stock plans. The nine months ended March 28, 2025, included $2.2 million of cash paid in financing costs in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025, partially offset by $1.5 million proceeds from employee stock plans.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at March 27, 2026:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$224,180	$197,019	$22,645	$4,516	$—
Operating leases	70,988	15,382	28,917	18,259	8,430
	$295,168	$212,401	$51,562	$22,775	$8,430
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated approximately $224.2 million at March 27, 2026.

We have a liability at March 27, 2026 of $4.0 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net loss	$(2,861)	$(19,170)	$(30,471)	$(54,274)
Other non-operating adjustments, net	2,445	(3,911)	2,894	(3,097)
Interest expense, net	4,824	6,778	16,884	23,164
Income tax provision (benefit)	174	(2,648)	(6,211)	(14,967)
Depreciation	8,395	9,731	25,655	29,484
Amortization of intangible assets	9,561	10,185	29,514	32,574
Restructuring and other charges	(48)	4,931	5,591	7,231
Impairment of long-lived asset	—	—	—	—
Acquisition, financing and other third party costs	581	1,072	3,412	4,512
Fair value adjustments from purchase accounting	132	131	394	486
Litigation and settlement expense, net	2,120	5,467	11,631	8,948
Stock-based and other non-cash compensation expense	10,768	12,124	42,381	34,108
Adjusted EBITDA	$36,091	$24,690	$101,674	$68,169
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

The following tables reconcile net loss and diluted loss per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	Third Quarters Ended
(In thousands, except per share data)	March 27, 2026		March 28, 2025
Net loss and loss per share	$(2,861)	$(0.04)	$(19,170)	$(0.33)
Other non-operating adjustments, net	2,445		(3,911)
Amortization of intangible assets	9,561		10,185
Restructuring and other charges	(48)		4,931
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	581		1,072
Fair value adjustments from purchase accounting	132		131
Litigation and settlement expense, net	2,120		5,467
Stock-based and other non-cash compensation expense	10,768		12,124
Impact to income taxes(1)	(6,279)		(7,240)
Adjusted income and adjusted earnings per share(2)	$16,419	$0.27	$3,589	$0.06

Diluted weighted-average shares outstanding		60,776		59,367

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax provision or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There was a $0.01 impact and no impact to the calculation of adjusted earnings per share as a result of this for the third quarters ended March 27, 2026 and March 28, 2025, respectively.

	Nine Months Ended
(In thousands, except per share data)	March 27, 2026		March 28, 2025
Net loss and loss per share	$(30,471)	$(0.51)	$(54,274)	$(0.93)
Other non-operating adjustments, net	2,894		(3,097)
Amortization of intangible assets	29,514		32,574
Restructuring and other charges	5,591		7,231
Impairment of long-lived assets	—		—
Acquisition and financing costs	3,412		4,512
Fair value adjustments from purchase accounting	394		486
Litigation and settlement expense, net	11,631		8,948
Stock-based and other non-cash compensation expense	42,381		34,108
Impact to income taxes(1)	(23,930)		(20,515)
Adjusted income and adjusted earnings per share(2)	$41,416	$0.68	$9,973	$0.17

Diluted weighted-average shares outstanding		60,525		59,024

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax provision or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There was no impact and a $0.01 impact to the calculation of adjusted earnings per share as a result of this for the nine months ended March 27, 2026 and March 28, 2025, respectively.

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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Third Quarters Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$6,442	$29,974	$60,235	$100,776
Purchase of property and equipment	(8,263)	(5,914)	(20,713)	(15,705)
Free cash flow	$(1,821)	$24,060	$39,522	$85,071
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from June 27, 2025 to March 27, 2026.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 27, 2026. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 27, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter ended March 27, 2026.
The table below summarizes our repurchases of common stock during the three months ended March 27, 2026. See Note O for more information on our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in thousands)(3)
December 27, 2025 - January 23, 2026(1)	—	$—	—	$185,003
January 24, 2026 - February 20, 2026(1)	—	—	—	185,003
February 21, 2026 - March 27, 2026(1)	—	—	—	185,003
Total	—	$—	—	$185,003
(1) We close our books and records for each 52-week or 53-week fiscal year on the Friday closest to the last day in June to align our financial close with our business processes and needs. As a result, our fiscal months often differ from calendar months. For example, March 27, 2026 was the last day of our March 2026 fiscal month.
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
ITEM 5.     OTHER INFORMATION
10b5-1 Plans
During the third quarter ended March 27, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on May 5, 2026.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer