Form 10-K
period 2026-07-03
MERCURY SYSTEMS INC
filed 2026-08-18
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240. 10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4.5 billion based upon the closing price of the Common Stock as reported on the Nasdaq Global Select Market on December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of Common Stock outstanding as of July 31, 2026: 60,136,133 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
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
All references to fiscal 2026 are to the 53-week period from June 28, 2025 to July 3, 2026. All references to fiscal 2025 are to the 52-week period from June 29, 2024 to June 27, 2025. All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024.

ITEM 1.BUSINESS
Our Company
Mercury Systems is a global leader in aerospace and defense electronics, providing breakthrough capabilities in signal and data processing. With a four-decade legacy of innovation that spans silicon to systems and radio frequency (“RF”) front ends to effectors, we accelerate commercial technology adoption to deliver powerful and secure mission-critical processing solutions to the edge. We are headquartered in Andover, Massachusetts, and have multiple locations worldwide. Our end-to-end processing ecosystem, the Mercury Processing Platform, is built on technologies we have developed and acquired over 40 years. Our technologies are available as standard products or custom solutions from silicon to system scale to ensure interoperability, reduced complexity, optimized performance and speed development.
As a leading manufacturer of essential components, modules and subsystems, we sell to the top U.S. and European defense prime contractors, the U.S. government and original equipment manufacturers (“OEM”) commercial aerospace companies. Our customers deploy our solutions for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and command, control, communications, computers, and intelligence (“C4I”). We deliver a trusted, robust portfolio of proven capabilities, built on the most advanced commercial silicon technologies to exceed the performance needs of our defense and commercial customers.
Our capabilities, technology, people, culture, and research and development (“R&D”) strategy all differentiate Mercury in the aerospace and defense industry. We maintain our technological edge by investing in the critical building blocks of processing, developing valuable Intellectual Property (“IP”) and embracing open standards and architectures. This lets us rapidly shape these building blocks into products and solutions for highly data-intensive missions, including emerging areas like artificial intelligence (“AI”) processing at the edge.
Our consolidated revenues, net loss, diluted loss per share, adjusted earnings per share and adjusted EBITDA for fiscal 2026 were $983.6 million, $(29.7) million, $(0.50), $1.06 and $150.2 million, respectively. Our consolidated revenues, net loss, diluted loss per share, adjusted earnings per share and adjusted EBITDA for fiscal 2025 were $912.0 million, $(37.9) million, $(0.65), $0.64 and $119.4 million, respectively. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted EPS and adjusted EBITDA to the most directly comparable GAAP measures.
Our Business Strategy
Our business strategy is rooted in a unique market position: transforming advanced commercial technologies into trusted, secure and mission-critical solutions for the aerospace and defense industry. We have two models within our business: a product model and a solutions model, each with distinct approaches to innovation and go-to-market. In our product businesses, we invest in internal R&D to develop new capabilities that can be leveraged by multiple customers and support a broad range of mission needs and applications. In our solutions business, we engage directly with customers to develop capabilities that meet precise mission requirements, retiring many risks in the development phase before entering a production phase that can last many years and include multiple technological evolutions. Our businesses are mutually reinforcing, operating within a single integrated unit that shares talent, capital and IP to accelerate innovation across our offerings.
Our structure is aligned and optimized to execute against these different business models. Our U.S.-based businesses are aligned into two product-oriented business units, which we refer to as Signal Technologies and Processing Technologies, and a third business unit named Integrated Processing Solutions which focuses on more comprehensive solutions. Our fourth business unit, which we refer to as Europe, the Middle East, and Africa (“EMEA”), is dedicated to bringing our advanced edge processing capabilities to the global market. Our Engineering, Operations, and Mission Assurance organizations are also centralized to drive performance excellence. Our Advanced Concepts Group, combined with our integrated Growth organization and the office of the Chief Technology Officer are focused on innovation and ensuring that our Processing Platform continues to solve our customers’ most challenging processing requirements into the future.
We have begun applying AI and automation across our operations to improve efficiency, enhance quality and reduce cycle times. Internally, we have deployed pilot programs to automate repetitive tasks such as test procedures, improve requirements and document analysis, optimize production and material planning and assist teams in navigating complex product and contract information. These automation initiatives drive performance by reducing manual touch labor, lowering the risk of human error and accelerating internal workflows to enable our teams across our Company to focus on higher value work.
We are focused on delivering industry-leading organic growth, adjusted EBITDA margins and cash flow through the execution of our strategy to innovate and advance our processing platform, expand our content across A&D platforms and deliver uncompromising performance for all of our stakeholders. Our ability to continue to improve our performance and deliver results demands that we all align around the few actions that unlock the intrinsic value in our business. As such, our focus is on four areas that drive our capacity to create value and reinvest for growth:
1.Performance Excellence – Ramp critical production programs aligned with our value creation model, deliver key development programs and product innovations and mature our management systems and processes.
2.Thriving Growth Engine – Create a growth engine that is consistently bidding and winning new contracts to drive industry leading organic growth at target margins.
3.Margin Expansion – Drive comprehensive cost management efforts company-wide including improvement in gross margins across all programs and products.
4.Cash Release – Enhance our cash flow conversion, including improvements in delivery and collection.
Our Solutions and Products
We believe we have built the most trusted, proven and contemporary portfolio of solutions and subsystems that are purpose-built to meet or exceed our customers’ most pressing processing needs. The Mercury Processing Platform now has an end-to-end suite of mission-critical processing technologies, comprising:
Signal: Microwave and mixed-signal technology for analog and digital signal processing, including frequency conversion, signal conditioning/routing, digitization and low-latency FPGA processing.
Compute: State-of-the-art digital data processing to ensure decision advantage, ranging from general purpose to tailored coprocessors, with high-performance CPU and GPU architectures.
Data Management: Data and video recording, storage and encryption to mitigate cyber vulnerability; connectivity and communications control to securely and efficiently share mission data.
Display: Products and technologies that integrate the human and machine to speed decision-making for mission execution.
Secure: Security engineering, trusted processing technologies, and integrated anti-tamper and cybersecurity software to ensure system wide integrity and protect critical program information, IP and sensitive data–including securing boot, key management, attack countermeasures and memory management.
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
Our products are typically compute-intensive and require extremely high bandwidth and high throughput. These systems often must also meet significant Size, Weight and Power (“SWaP”) constraints for use in aircraft, Unmanned Aerial Vehicles (“UAVs”), ships and other platforms and be ruggedized for use in harsh environments. They are used in both commercial aerospace applications, such as communications and ground radar air traffic control, as well as advanced defense and intelligence applications, including space-time adaptive processing, synthetic aperture radar, airborne early warning, C4I, mission planning, image intelligence and signal intelligence systems. Our products transform the massive streams of digital data created in these applications into usable information in real time. The systems can scale from a few processors to thousands of processors.
Our processing technologies power AI engines across multiple platforms that help customers shorten decision timelines by enabling faster, more accurate interpretation of sensor data. Our processing and integrated technologies enable signal and data processing—ranging from cognitive electronic warfare to advanced radar and intelligence, surveillance, and reconnaissance (“ISR”) workloads, to help differentiate real signals from electronic deception, improve target identification and enhance mission effectiveness.
Across our processing platform, we are increasingly engineering sensor, compute, and data management technologies that are natively AI ready—capable of tagging, formatting, and moving data so that modern inference algorithms can generate usable insights faster. We integrate purpose-built AI inference engines, including GPUs, Field Programmable Gate Arrays (“FPGA”), and low power processors, that deliver the right performance within tight SWaP constraints, enabling AI applications to operate reliably at the edge where our customers need them most. As AI capabilities evolve rapidly, our open, modular architecture designs allow customers to refresh their computing more frequently and adopt new AI technologies without re-architecting entire platforms.
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

We engage with global tech leaders to align technology roadmaps and deliver cutting-edge computing in scalable, field-deployable form factors that are fully configurable to each unique workload. We use the latest Altera® programmable solutions, AMD FPGAs, as well as NVIDIA GPU products in our embedded high-performance processing technologies. While this multi-computing and embedded processing technology is one of our core capabilities, the SWaP constraints inherent in high-performance embedded processing applications create unique challenges. For example, to address customer needs for faster signal conversion in radar, communications, electronic warfare, signals intelligence and industrial applications, recently we introduced several products powered by Altera's most advanced Agilex 9 Direct RF FPGA chips that allow radio frequency signals to be directly digitized at the antenna, eliminating the analog signal down conversion stages required by legacy hardware.
Embedded systems security has become a requirement for new and emerging military programs and our security solutions are a critical differentiator from our traditional competition. These security solutions, combined with our next-generation secure Intel® server-class product line, together with increasingly frequent mandates from the government to secure electronic systems for domestic and foreign military sales, position us well to capitalize on U.S. Department of War (“DoW”) program protection security requirements. Finally, our built-in security framework creates higher product differentiation, and drives greater program velocity, while lowering risk.
Open Standards Support
We have a long history of driving modular open systems architectures and we remain committed to creating, advancing and adopting open standards for all our products, from our smallest components and connectors to our largest, high-performance, integrated multi-computer systems. With over forty years of technology leadership within the high-performance embedded computing industry, we have pioneered or contributed to the development of many of the defense industry’s current and emerging open standards, including standards such as RACEway, RapidIO, VXS, VPX, REDI, OpenVPX, and the emerging VITA100 standard. These open standards allow system integrators to benefit from the interoperability of modules produced by multiple vendors. We also continue to be influential in the industry-standards organizations associated with our market segments. As a member of the VMEbus International Trade Association (“VITA”), the Sensor Open Systems Architecture (“SOSA”) initiative, among other standards bodies, we are helping to guide the aerospace and defense industry toward greater openness and vendor interoperability, consistent with the DoW’s focus on using MOSA in major programs.
Our software is based on open standards and includes heterogeneous processor support with extensive, highly optimized math libraries, multi-computing switch fabric support, net-centric and system management enabling services, extended operating system services, board support packages and development tools. This software platform delivers on the performance required for highly tuned real-time operation with the flexibility of open standards that are an essential ingredient of technology insertion and software life-cycle support.
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
Commitment to Security
For Mercury, this means ensuring our products and solutions have not been and cannot be tampered with, and that what we deliver to our customers is not compromised at any point during the development lifecycle, from procurement to manufacturing. Our holistic approach includes:
•vigorously mitigating potential insider threats;
•proactively protecting our IT infrastructure with strong cybersecurity defenses;
•effectively managing and assessing our suppliers’ controls; and
•judiciously controlling design information through the entire development process.
We are investing in digital transformation, insider trust, cybersecurity, supply chain management and trusted microelectronics, all integral to our commitment to being a leader in delivering secure, uncompromised products and solutions to our customers.

Market Opportunity
We serve a large and growing global defense technology market with strong tailwinds from the current defense super-cycle and secular growth. We are focused on the Tier 2 and Tier 3 defense technology market, which continues to grow at a faster rate than the expected increase in total U.S. defense spending.
Market Size and Growth
According to Renaissance Strategic Advisors (“RSA”), as of July 2026, the global aerospace and defense electronics market is estimated to be $193 billion in 2026, growing to $303 billion by 2031. Within this global market, RSA estimates that the total Tier 2 defense electronics market, which we participate in, is approximately $66 billion in 2026, and will grow to $106 billion in 2031. RSA estimates that in 2026 the U.S. defense Tier 2 embedded computing and RF market addressable by suppliers such as Mercury was approximately $29 billion, and the International Tier 2 market is $35 billion.
The Tier 2 and Tier 3 aerospace and defense electronics marketplace consists of three primary sectors, subdivided into nine segments. The table below shows the 2026 market size and 2026-2031 market Compound Annual Growth Rate (“CAGR”) for each of the nine segments.

	2026 Market Size (in billions)	2026-2031 Market CAGR
Power Electronics	$1.3	8.8%
Platform and Mission Management	8.1	8.0
Total Platform Systems	9.4	8.1
Command, Control, Computers and Intelligence	7.9	9.1
Communications	15.5	9.8
Total C4I Systems	23.4	9.6
Electronic Warfare	10.5	9.8
Radar	10.6	11.2
EO/IR	4.3	6.4
Acoustics	1.8	8.8
Weapons	6.1	14.3
Total Sensor & Effector Mission Systems	33.3	10.7
Total	$66.1	9.9%
Our Market Position
Our market opportunity is defined by the growing demand for domestically designed, sourced and manufactured electronics for critical aerospace, defense and intelligence applications. Our primary market positioning is centered on enabling mission critical processing to the edge. Because of the broad demand for high-performance processing at the edge across defense missions, we operate in a number of the larger, faster growing parts of the market, from C4I to sensor processing, and spanning all operational domains: air, land, sea, space, and cyberspace.
The market can be segmented into a value chain that consists of prime integrators that contract directly with the government and deliver large scale platforms, supported by a multi-tiered supplier base. We span several levels of this supply chain, working directly with military organizations and supplying the global defense industrial base with subsystem capabilities, modules and components. The breadth and depth of our Processing Platform enables us to engage vertically from components, or chip-scale, all the way to integrated processing solutions. In some cases, we are a directed source to the primes by the U.S. government, reflecting the differentiation of our processing platform.
We are well positioned on a number of significant and enduring defense programs, with a diverse portfolio of contracts with blue-chip customers, a large installed base and the sole source for many unique capabilities. Our strategic acquisitions have substantially expanded our addressable market into defense platform management, mission computing, rugged server systems, embedded security and commercial aerospace markets aligned to our existing focus.
Key Market Trends and Growth Drivers
We believe there are a number of evolving trends that are reshaping our target markets and accordingly provide us with attractive growth opportunities:
•Geopolitical Tensions Driving Defense Spending Growth. Russia’s invasion of Ukraine, the conflict with Iran, rising tensions in the Asia-Pacific and continued threats from rogue states and violent extremists are contributing to the most challenging global threat environment since the Cold War. Our advisors estimate that U.S. growth, combined with increases in NATO defense budgets, could drive up to $1.5 trillion of additional spending over the next decade. The Pentagon’s Munitions Acceleration Council is driving multi-year agreements for key munitions and missiles to ensure the U.S. stockpile remains robust. We believe that this could lead to higher bookings for us in the electronic systems associated with missiles, munitions, missile defense systems, unmanned systems, fixed wing aircraft, and rotary wing aircraft.
•Prime Contractor Outsourcing Represents Our Largest Secular Growth Opportunity. RSA estimates that the U.S. defense prime contractors currently outsource only a small percentage of their work. The U.S. government is intensely focused on making systems more affordable and shortening their development time, while challenging defense prime contractors to leverage commercial technology wherever possible. This trend, along with a scarcity of technical and engineering talent in the market, is causing defense prime contractors to outsource to companies like us. As a merchant supplier of commercial technologies to the defense industry, we believe our products and integrated solutions are often more affordable than solutions with the same functionality developed by a defense prime contractor. In addition, we believe our size, scale and stability, combined with the investments we have made in our domestic manufacturing capabilities and infrastructure, make us a more reliable and attractive outsourcing partner for our customers relative to smaller sub-scale providers.
•Increasing Electronics Content and Platform Modernization. We believe that a greater percentage of the value associated with future defense platforms will be driven by electronic systems content, and upgrades to existing platforms will focus on sensors, signal processing, sensor algorithms, multi-intelligence fusion and exploitation and computing and communications capability—all areas where we participates. Ongoing modernization of legacy defense platforms is necessary to maintain relevance in the current near-peer threat environment. We believe that our addressable market continues to increase, driven in large part by our strategic move into mission systems and potential to deliver innovative processing solutions at chip-scale, and that primes will increasingly seek out our high-performance, cost-effective products.
•Space Domain Growth and Strategic Investment. Space represents a critical growth area for us with substantial Pentagon focus and investment. The increasing importance of space-based ISR, communications, and missile warning and tracking systems is driving demand for advanced processing capabilities in orbit. The proliferation of low Earth orbit constellations requires ruggedized, radiation-tolerant processing solutions that can operate reliably in the harsh space environment. As space becomes an increasingly contested domain, the need for secure, high-performance computing solutions purpose-built for space applications continues to expand. Space-qualified processing technologies will be required to address this growing segment of our addressable market.
•All-Domain Operations and Cross-Domain Integration. The Pentagon’s focus on Joint All-Domain Command and Control (“JADC2”) and an integrated system-of-systems approach to warfare across all operational domains is creating significant opportunities for us. Modern military operations require processing solutions that work consistently and reliably across air, land, sea, space, and cyberspace, with the ability to enable cross-domain data fusion and integration. Our unique position with solutions deployed across all domains, combined with our vertical integration from chip-scale to integrated systems, enables us to deliver the interoperability and common processing architecture designs required for all-domain operations. This capability is increasingly critical as the DoW seeks to connect sensors and shooters across domains in near-real-time.
•Extreme Operational Environments Demand Purpose-Built Ruggedization. Our processing solutions must survive and perform reliably in the harshest conditions—from carrier deck landings generating extreme shock loads, to ground vehicles experiencing continuous vibration over rough terrain for extended periods, to thermal extremes from arctic to desert operations, to the electromagnetic interference of contested environments. Our investments in ruggedized computing combined with specialized manufacturing processes and comprehensive environmental testing ensure our solutions maintain signal integrity and mechanical reliability when failure is not an option. This combination of extreme ruggedization with high-performance processing and embedded security across our full product portfolio represents a significant competitive advantage.
•Explosive Growth in Sensor Data and Edge Processing Requirements. The rapidly expanding demand for tactical ISR is leading to significant growth in sensor data being generated, creating even greater demand for the capability of our products to securely store and process data onboard platforms. Several factors are driving the defense and intelligence industries to demand greater capability to collect, store and process data onboard aircraft, UAVs, ships and other vehicles: limited communications bandwidth of existing platforms, the need for platforms that can operate more autonomously in denied communications environments, the need for platforms with increased persistence, and the need for greater onboard processing capabilities. In addition, the advent of sophisticated AI algorithms is beginning to revolutionize the ability of sensor processing systems to intelligently and efficiently process and act upon these large data sets, creating additional opportunities for advanced processing capabilities onboard the platform.

•Security and Domestic Sourcing Requirements Creating New Opportunities. The U.S. government is focused on ensuring that the U.S. military protects its defense electronic systems and the information held within them from nefarious activities such as tampering, reverse engineering and other forms of advanced attacks, including cyber. The requirement to add security comes at a time when the commercial technology world continues to offshore more of the design, development, manufacturing and support of such capabilities. The DoW has a mandate to ensure both the provenance and integrity of the technology and its associated supply chain. These factors have created a unique opportunity for us to expand beyond sensor processing into the provision of technologies ranging from advanced secure processing subsystems to miniaturized custom microelectronics devices and capabilities for other onboard critical computing applications designed, developed, manufactured and supported in the U.S.
Competition
We operate in a highly competitive marketplace characterized by rapidly changing technology, frequent product performance improvements, increasing speed of deployment to align with warfighters’ needs and evolving industry standards, including open architecture requirements and requirements coming from our customers or the DoW. Competition typically occurs at the design and qualification stage of a prospective customer’s product, where the customer evaluates alternative technologies and design approaches. We work with defense prime contractors as well as directly with the DoW. We help drive subsystem development and deployment in both classified and unclassified environments.
The principal competitive factors in our market are price/performance value proposition, available new products at the time of design win engagement, services and systems integration capability, effective marketing and sales efforts and reputation in the market. Our competitive strengths include rapid, innovative engineering in both hardware and software products, subsystem design expertise, trusted and secure processing capabilities, advanced packaging capability to deliver the most optimized SWaP solution possible, our ability to respond rapidly to varied customer requirements and a track record of successfully supporting many high-profile programs in the defense and aerospace markets. There are competitors in the different market segments and application types in which we participate. Some of these competitors are larger and have greater resources than us. Some of these competitors compete against us at purely a component or board-level, others at a subsystem level. We also compete with in-house design teams at our customers. The DoW as well as the defense prime contractors are pushing for more outsourcing of subsystem designs to mitigate risk and to enable concurrent design of the platform which ultimately leads to faster time to deployment. We have aligned our strategy to capitalize on that trend and are leveraging our longstanding subsystem expertise to provide this value to our customers.
Research and Product Development
Our R&D efforts are focused on developing new products and subsystems as well as enhancing existing hardware and software products in mission, signal and image processing. Our R&D goal is to fully exploit and maintain our technological lead in the high-performance, real-time sensor processing industry and in mission computing, microelectronics, platform management and other safety-critical applications. Total expenditures for R&D amounted to $59.7 million, $67.6 million and $101.3 million in fiscal years 2026, 2025 and 2024, respectively. As of July 3, 2026, we had 518 employees, including hardware and software architects and design engineers, primarily engaged in engineering, research, and product development activities. These individuals, in conjunction with our growth team, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products and anticipating customer requirements for new products.
Manufacturing
The majority of our products and solutions are produced in AS9100 quality system-certified facilities. The current scope of delivered hardware products includes commercial and industrial class printed circuit board assemblies (modules), complex chassis subsystems, rugged display systems and servers and RF and microwave components and subsystems.
Our Phoenix, Arizona campus manufactures our custom microelectronics products in an AS9100 quality system-certified facility. Our Phoenix campus is also an IPC1791 certified and DMEA certified trusted manufacturing facility, primarily focused on advanced secure system-on-chip design, assembly, packaging and test. We have invested in our Phoenix campus over the past year and plan to incorporate an additional 50,000 square feet of manufacturing space over the next 18 months. Our Cypress, California, West Lafayette, Indiana, Huntsville, Alabama, and Hudson, New Hampshire facilities are AS9100 quality systems-certified facilities as well. Our Alpharetta, Georgia facility is ISO 9001:2015 quality systems-certified. Our Chantilly, Virginia location is an IPC1791 and AS9100 quality systems-certified facility. Our Andover, Massachusetts facility is an AS9100 quality systems-certified facility and a DMEA certified trusted design facility that is primarily focused on advanced security features for the processing product line. Our Silchester, England facility provides engineering, development and integration services and is AS9100 quality systems-certified.
We rely on both vertical integration and subcontracting to contract manufacturers to meet our manufacturing needs. Our Phoenix campus has the manufacturing capabilities to complete the assembly and testing for a subset of our embedded multi-computing products. We subcontract as needed a portion of the assembly and testing for our other embedded multi-computing products to contract manufacturers in the U.S. to build to our specifications. Our printed circuit board assemblies and chassis subsystems’ manufacturing operations also consist of materials planning and procurement, final assembly and test and logistics (inventory and traffic management). Our vertically integrated subsystem product solutions rely on strong relationships with strategic suppliers to ensure on-time delivery and high-quality products. We manage supplier performance and capability through quality audits and stringent source, incoming and/or first article inspection processes. We have a comprehensive quality and process control plan for each of our products, which include a supply chain management program and the use of automated inspection and test equipment to assure the quality and reliability of our products. We perform most post-sales service obligations (both warranty and other lifecycle support) in-house through a dedicated service and repair operation. We periodically review our contract manufacturing capabilities to ensure we are optimized for the right mix of quality, affordability, performance and on-time delivery.
In fiscal 2025, to support the Readiness 2030 initiative to enhance European Union and NATO military capabilities, we signed a strategic supply agreement with Cicor Group (“Cicor”), the leading European manufacturer for aerospace and defense. With a presence across many European countries, Cicor is partnering with us to manufacture key non-ITAR technologies required by European customers. The agreement supports local production requirements and accelerates delivery needs of customers in the region, enabling our next phase of growth in the international market.
Our Advanced Microelectronics Center (“AMC”) in Phoenix, Arizona is built around scalable, repeatable, secure, affordable and predictable manufacturing. The high mix, low volume and high complexity/density nature of our products require speed and seamless interaction with all internal functions (as opposed to with an external contract manufacturer) which is a key value proposition of the Phoenix operations facility. Our Phoenix campus is also designed for efficient showcasing to customers who at any point wish to access the best proven technology and high performing, secure electronics and processing manufacturing solutions within a broader product company such as Mercury. Proximity and interaction with our internal engineering organization is a significant benefit. This allows for the most repeatable product performance, while optimizing affordability and production responsiveness. Our Phoenix AMC also provides manufacturing and assembly for SWaP-optimized multi-chip modules and system-in-package devices. We combine surface-mount, flip chip, die attach, wire bond and rugged 3D packaging on the same devices to provide a SWaP-optimized solution for our customers.
Our Hudson, New Hampshire, West Caldwell, New Jersey and Oxnard, California facilities are specifically aimed at providing scalable manufacturing within our critical businesses. We leverage best practices in design, development, manufacturing and materials handling at these production and subsystems integration facilities. These facilities include the design, build and test of both RF and microwave components and subsystems in support of a variety of key customer programs. Our Alpharetta, Georgia facility offers active matrix liquid crystal display systems which enhances the highly sophisticated human/ machine interface. Our facility in Torrance, California is an AS9100 and AS9110C facility that offers Avionics Safety-Certifiable subsystems. Our facility in Upper Saddle River, New Jersey is ISO 9001:2015 certified and offers digital signal processing products. Our facility in Gulf Breeze, Florida is AS9100 certified and offers rugged avionics and electronics. Our facility in Norcross, Georgia is AS9100 certified and offers RF and microwave products.
Although we generally use standard parts and components for our products, certain components, including custom designed Application-Specific Integrated Circuits (“ASICs”), static random access memory, FPGAs, microprocessors and other third party chassis peripherals (single board computers, power supplies, blowers, etc.), are currently available only from a single source or from limited sources.
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
Intellectual Property and Proprietary Rights
We hold a broad collection of IP rights to protect our proprietary technologies and our brands. These include patents, designs, copyrights, trademarks and trade secrets in the U.S. and various foreign countries. Although we believe the ownership of such IP rights is an important factor in differentiating our business and that our success depends in part on such ownership, we primarily rely on the innovation skills and technical expertise of our employees.
We regularly file patent and trademark applications, including payment of related maintenance fees, to protect innovations and brands arising from our R&D. We also rely on a combination of trade secret, patent, copyright and trademark laws, as well as contractual agreements, to safeguard our proprietary rights in technologies and in our products. In seeking to limit access to sensitive information to the greatest extent practicable, we routinely enter into confidentiality agreements and assignment of invention agreements with each of our employees and consultants, and execute nondisclosure agreements with our customers, suppliers and vendors.

We have licensed IP rights in the past and expect that we may license such rights in the future to certain other parties. Some of our products may include IP owned by third parties. It may be necessary in the future to review or renew such licenses to various aspects of our products and services.
Over time, we have accumulated a significant portfolio of issued patents and registered trademarks, including other IP rights. No single IP right is solely responsible for protecting our products, processes and services. We believe our policies and safeguard measures to protect our IP are sufficient relative to the use and lives of our products and services.
Backlog
As of July 3, 2026, we had a backlog of orders aggregating approximately $1.9 billion, of which $996.0 million is expected to be recognized as revenue within the next twelve months. As of June 27, 2025, backlog was approximately $1.4 billion. Our backlog is comprised of accepted purchase orders for which a majority are fully funded. Orders included in backlog may be canceled or rescheduled by customers, although the customer may incur cancellation penalties depending on the timing of the cancellation. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders.
Human Capital
Our people are at the center of everything we do in driving Innovation that Matters®. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences and multiple perspectives. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought, experience and culture, and are committed to providing an environment that respects the varied backgrounds and viewpoints of our employees. Our initiatives focus on building and maintaining talent that will create cohesive and collaborative teams that drive innovation. Our Board of Directors provides oversight of our people practices, including regularly reviewing workforce metrics such as those described below.
•Employee Overview: As of July 3, 2026, we employed 2,102 people excluding contractors around the globe, including 518 in R&D, 111 in sales and marketing, 1,186 in manufacturing and customer support and 287 in general and administrative functions. Our primary operations are in the U.S. with 2,031 employees and we operate offices in 12 states. Outside the U.S., we had 71 employees, and operate from locations in Spain, Switzerland, and the United Kingdom. No employees are covered by any collective bargaining or similar agreements. We also use contractors on an as-needed basis.
•Culture and Employee Engagement: We believe our workplace culture drives engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We regularly seek employee input through engagement surveys, the results of which drive meaningful and timely action, as appropriate, from our leadership team and people leaders across the Company. Participation in our most recent employee engagement survey in January 2026 remained strong at 75%. Our investment in our employees extends to our workplaces. For fiscal 2026, we invested over $4.3 million to upgrade our locations to world-class facilities. We also encourage employees to give back to our communities. We sponsor and participate in a number of philanthropic events in our communities, such as Run to Home Base, an annual event that funds clinical care and support for veterans and their families who are impacted by the invisible wounds of war. Our employees also have opportunities to engage and inspire students in our local communities to pursue STEM education and career path.
•Training and Development: We encourage life-long learning through our offering of formal learnings, structured mentoring, tuition reimbursement and other employee development opportunities. We are deeply invested in building the next generation of engineers and scientists with our internship and co-op programs. We offer a two-year engineering rotational program to recent graduates in electrical, firmware, software, RF and systems engineering disciplines. During the program, employees gain insight and experience rotating through multiple engineering disciplines and upon program completion are matched with a position. During fiscal 2026, we also invested $1.6 million in formal leadership programs to further develop our leaders, at various levels: leadership cohorts, mentor programs, team excellence discussions, training programs for new managers and regular engagement with our executive leadership team.
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

•Environmental, Health and Safety: On our website, we disclose environmental stewardship, quality and safety information, including OSHA injury data. We received an Environment, Social, and Governance (“ESG”) score of AAA on the Morgan Stanley Capital International ("MSCI") ESG Rating scale during 2026.
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
Customers
Customers comprising 10% or more of the our revenues for the periods shown below are as follows:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
RTX Corporation	15%	13%	10%
Lockheed Martin Corporation	11%	10%	11%
Northrop Grumman	10%	*	*
U.S. Navy	*	10%	*
L3Harris	*	*	12%
	36%	33%	33%
*    Indicates that the amount is less than 10% of the our revenue for the respective period.
While we typically have customers from which we derive 10% or more of our revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the our revenues for the years ended July 3, 2026, June 27, 2025 and June 28, 2024.
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
Website
We maintain a website at www.mrcy.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our code of business conduct and ethics is also available on our website. We intend to disclose any future amendments to, or waivers from, our code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a current report on Form 8-K with the SEC. Information contained on our website does not constitute part of this report. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.
Investors and others should note that we announce material financial information using our website (www.mrcy.com), SEC filings, press releases, public conference calls, webcasts and social media, including X (X.com/mrcy) and LinkedIn (www.linkedin.com/company/mercury-systems). Therefore, we encourage investors and others interested in Mercury to review the information we post on social media and other communication channels listed on our website.

ITEM 1A.    RISK FACTORS:
Risks Related to Business Operations and Our Industry
We may be unable to increase production to satisfy the increasing demand for our products.
We may be unable to successfully execute our production plans and meet growing demand for our products, which could adversely affect our business, financial condition and results of operations. Our backlog and new bookings have increased significantly, reflecting strong demand from our prime contractor customers and end users. To convert this demand into revenue on our customers’ expected timelines, we must scale our operations, improve quality and delivery performance and ensure that our suppliers can support anticipated higher volumes. As demand grows, our ability to execute effectively becomes increasingly critical, and any failure to do so could materially impact our financial results. Meeting this demand requires us to: increase throughput across our manufacturing facilities through additional shifts and workforce planning; improve product quality and compliance with customer and regulatory requirements; ensure timely availability of materials and components from suppliers; and manage production schedules and costs efficiently as volumes rise, including with our contract manufacturers such as Cicor in Europe in support of our EMEA operations.
If we are unable to expand capacity at the pace required, or if we encounter operational disruptions, equipment constraints, labor shortages, supplier delays or quality issues, we may not be able to deliver products on schedule or at expected cost levels. This could result in contractual penalties, reduced margins, loss of future business, damage to customer relationships and harm to our reputation.
Additionally, rapid scaling increases the risk of operational inefficiencies, manufacturing errors and cost overruns. Even short‑term disruptions could have an outsized impact due to the concentration of certain programs and customers in our backlog. Our ability to meet growing demand also depends on the performance of our suppliers, many of whom face similar capacity and labor challenges. Any failure by a supplier to deliver materials or components on time or to required specifications could delay our production and increase costs. If we do not successfully execute our growth plans or maintain operational performance as demand increases, our revenue, profitability and competitive position could be adversely affected.
We depend heavily on defense electronics programs that incorporate our products and services, which may be only partially funded and are subject to potential termination and reductions and delays in government spending.
Sales of our products and services, primarily as a subcontractor or team member with defense prime contractors, and in some cases directly, to the U.S. government, as well as foreign governments, accounted for approximately 97%, 97% and 95% of our total net revenues in fiscal years 2026, 2025 and 2024, respectively. Our products and services are incorporated into many different domestic and international defense programs. Over the lifetime of a defense program, the award of many different individual contracts and subcontracts may impact our products’ requirements. The funding of U.S. government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenues and have a material adverse effect on our financial condition and results of operations. The U.S. defense budget frequently operates under a continuing budget resolution, which increases revenue uncertainty and volatility. For fiscal 2027 and beyond, the potential for gridlock in Congress, a continuing budget resolution, budget sequestration, a U.S. government shutdown, or the crowding out of defense funding due to historically high budget deficits or changes in national spending priorities could adversely impact our revenues and increase uncertainty in our business and financial planning.
Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and other processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, public health and political conditions. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business.
Economic, capital market and political conditions could adversely affect our business, results of operations and financial condition.
Global economic conditions, financial markets and geopolitical events have, at times, experienced turmoil which could have material adverse impacts on our financial condition or our ability to achieve targeted results of operations due to:

•reduced and delayed demand for our products;
•increased risk of order cancellations or delays;
•downward pressure on the prices of our products;
•supply chain challenges in sourcing raw materials;
•greater difficulty in collecting accounts receivable; and
•risks to our liquidity, including the possibility that we might not have access to our cash and short-term investments or to our line of credit when needed.
Price inflation for labor and materials could adversely affect our business, results of operations and financial condition.
We have experienced considerable price inflation in our costs for labor and materials since the pandemic, which adversely affected our business, results of operations and financial condition. We may not be able to pass through future inflationary cost increases under our existing firm-fixed-price (“FFP”) contracts and we may only be able to recoup a portion of our increased costs under our reimbursement-type contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. We continue to work to mitigate such pressures on our business operations as they develop.
The loss of one or more of our largest customers or programs could adversely affect our results of operations.
We are dependent on a small number of customers for a large portion of our revenues. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. In fiscal 2026, RTX Corporation accounted for 15% of our total net revenues, Lockheed Martin accounted for 11% of our total net revenues, and Northrop Grumman accounted for 10% of our total net revenues. In fiscal 2025, RTX Corporation accounted for 13% of our total net revenues and both Lockheed Martin and the U. S. Navy accounted for 10% of our total net revenues. In fiscal 2024, L3Harris accounted for 12% of our total net revenues, Lockheed Martin accounted for 11% of our total net revenues and RTX Corporation accounted for 10% of our total net revenues. Customers in the defense market generally purchase our products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. In addition, our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations. Additionally, on a limited number of programs the customer has co-manufacturing rights, and customers periodically otherwise re-compete technical redesigns of components we are currently selling to them, either of which leads to a shift of production on such a program away from us which in turn could lead to lower revenues overall if not fully mitigated with gains in new or existing programs. Further, new programs may yield lower margins than legacy programs, which could result in an overall reduction in gross margins.
Ineffective inventory management may lead to excess or obsolete stock, higher costs, operational disruptions or inaccurate valuation.
We maintain significant amounts of raw materials, work‑in‑process and finished goods to support production and customer demand. Inaccurate demand forecasting, changes in customer requirements, supply chain disruptions or production inefficiencies may result in excess or obsolete inventory. Failure to effectively manage our inventory could result in production delays, increased carrying costs, inventory write‑downs or misstatements in inventory valuation.
Failure to respond to competition or evolving technology could lead to customer loss and missed business opportunities. The emergence of commodity-type substitutes may cause customers to delay purchases or seek alternatives.
Our markets are highly competitive, with frequent technological advances and evolving industry standards. Competitors may offer lower pricing, superior products or better delivery, reducing demand for our offerings. Operational challenges have impacted our on-time delivery, affecting visibility and revenue. Customers may opt for lower-cost alternatives or insource previously outsourced products. Rapid technological changes could lead to new competitors, resulting in lost customers and programs. Negative perceptions regarding cost or delivery issues may further impact our ability to secure business. Limited engagement with key government-funded laboratories (e.g., DARPA, MIT Lincoln Labs and MITRE) may hinder our ability to become a design partner for defense prime contractors. As defense agencies evaluate lessons learned from modern conflicts, new entrants offering low‑cost, modular systems may gain influence in early design phases, reducing our access to future programs.
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
Product complexity occasionally leads to manufacturing delays. For example, in fiscal year 2024, we halted production for months on multiple secure computing programs due to a root cause analysis, materially affecting financial results and customer confidence. These challenges could recur in the future on other programs. In contrast, competitors producing simpler, lower‑cost systems may be less susceptible to similar production disruptions, further impacting our competitive position.
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
Several components used in our products are currently obtained from sole-source suppliers. We are dependent on a limited number of key vendors for certain critical components such as FPGAs, ASICs, processors, memory products and specialty glass. Generally, suppliers may terminate their contracts with us without cause upon 30 days’ notice and may cease offering their products upon 180 days’ notice. If any of our sole-source suppliers limits or reduces the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. These sole-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity, and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships. There can be no assurance that these suppliers will continue to meet our requirements. The timing and extent of these impacts remain uncertain, and we expect supply chain, inflation, and pricing pressures to persist. These challenges may be further exacerbated by factors such as economic downturns, changes in trade policies, supplier capacity or quality issues, supplier financial instability, natural disasters, pandemics, or logistics disruptions. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs and delays in manufacturing should it become necessary to replace any key vendors due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters or other factors. Carrying increased levels of inventory also increases our potential risk of future inventory obsolescence.
Price escalation for semiconductor and memory components may adversely affect our profitability.
We rely on advanced electronic components, including semiconductor microchips, memory modules and specialized microelectronics, to manufacture our products and solutions. The global market for these components has experienced, and may continue to experience, volatility and price increases. These cost increases are driven by factors beyond our control, including escalating global demand, supply chain constraints, geopolitical tensions and inflationary pressures. A significant portion of our business is conducted through FFP contracts, and in some cases we assume the full financial risk for all costs incurred during performance. Consequently, a substantial increase in the cost of memory or other chips, if not mitigated through customer funded inventory purchases or other measures, may erode our operating margins. Continued cost escalation across our broader supply chain, combined with our inability to adjust FFP contract pricing, could materially and adversely affect our business, financial condition and results of operations.
Trade policies and export controls could significantly increase our manufacturing costs, reduce gross margins and disrupt demand for our products.
There is substantial uncertainty with respect to trade policies, enforcement and treaties between the U.S. and other countries. The U.S. government continues to implement broad tariffs on imported goods and components, including temporary baseline duties of 10% or higher alongside sweeping country-specific reciprocal tariffs. While certain measures face ongoing domestic legal and structural modifications, the U.S. Trade Representative has proposed shifting these baseline duties into long-term frameworks under Section 301 and Section 232 authorities. Concurrently, major U.S. trading partners have enacted retaliatory tariffs. As a result, we face direct exposure to increased costs on products and components imported into the U.S. Our gross margins could be reduced, potentially significantly, if we cannot pass these costs to customers. Furthermore, lag times between our tariff payments at importation and customer recovery could materially adversely impact our operating cash flow in a given period. Any significant price increases passed along to our customers may reduce overall demand.
Beyond tariffs, the U.S. government has continually expanded export-control restrictions under the Export Administration Regulations (“EAR”) and International Traffic in Arms Regulations (“ITAR”) targeting advanced electronics, semiconductors, and dual-use technologies. These regulations have increased licensing requirements, added country-specific controls, and expanded definitions of controlled technologies, thereby increasing our compliance burdens and potential product redesign requirements. Regulatory enforcement, audits and civil penalties have intensified. Even inadvertent violations of EAR or ITAR could result in substantial fines, mandatory remediation or export restrictions, materially harming our operations and customer relationships. Mitigating these rapidly shifting trade barriers and compliance rules can be expensive, time-consuming and highly disruptive to our management and global supply chain. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. government for international sales or domestic sales to foreign persons including transfers of technical data or the provision of technical services.
We may not be able to effectively manage our relationships with contract manufacturers.
We may not be able to effectively manage our relationship with contract manufacturers, and the contract manufacturers may not meet future requirements for timely delivery. We rely on contract manufacturers to build hardware sub-assemblies for certain of our products in accordance with our specifications. During the normal course of business, we may provide demand forecasts to contract manufacturers several months prior to scheduled delivery of our products to customers. If we overestimate requirements, the contract manufacturers may assess cancellation penalties or we may be left with excess inventory, which may negatively impact our earnings. If we underestimate requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to customers and revenue recognition. Contract manufacturers also build products for other companies, and they may not have sufficient quantities of inventory available or sufficient internal resources to fill our orders on a timely basis or at all. These risks may be enhanced for our EMEA operations as we outsourced our former Swiss manufacturing operations to Cicor Group in June 2025, and Cicor will be transitioning manufacturing from our legacy Geneva location, which they now operate, to their other facilities in Switzerland and the United Kingdom during fiscal 2027.
We are exposed to risks associated with international operations and markets.
We market and sell products in international markets and have sales offices and manufacturing and/or engineering facilities and subsidiaries in Switzerland, Spain and the United Kingdom. Revenues from international operations accounted for 2% of our total net revenues in fiscal 2026, and accounted for 5% of our total net revenues in fiscal 2025 and 2024. We also ship directly from our U.S. operations to international customers. There are inherent risks in transacting business internationally, including:
•changes in applicable laws and regulatory requirements;
•export and import restrictions, including export controls relating to technology and sanctioned parties;
•tariffs and other trade barriers;
•less favorable IP laws;
•difficulties in staffing and managing foreign operations;
•longer payment cycles;
•problems in collecting accounts receivable;
•adverse economic conditions in foreign markets;
•political instability;

•fluctuations in currency exchange rates, which may lead to lower operating margins, or may cause us to raise prices which could result in reduced revenues;
•changes in foreign national priorities and government budgets, including local manufacturing of defense-related goods and services;
•expatriation controls; and
•potential adverse tax consequences.
There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business and results of operations.
We have a pension plan (the “Plan”) for Swiss employees, mandated by Swiss law. Since participants of the Plan are entitled to a defined rate of interest on contributions made, the Plan meets the criteria for a defined benefit plan under U.S. GAAP. The Plan, an independent pension fund, is part of a multi-employer plan with unrestricted joint liability for all participating companies and the economic interest in the Plan’s overfunding or underfunding is allocated to each participating company based on an allocation key determined by the Plan. U.S. GAAP requires an employer to recognize the funded status of the defined benefit plan on the balance sheet, which we have presented in other long-term liabilities on our Consolidated Balance Sheets at July 3, 2026. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions in the Plan and we may have to record an increased liability as a result of fluctuations in the value of the Plan’s assets. As of July 3, 2026, we had a liability of $3.1 million in Other non-current liabilities representing the net under-funded status of the Plan.
In addition, we must comply with the Foreign Corrupt Practices Act, or the FCPA, and the anti-corruption laws of the countries in which we operate. Those laws generally prohibit the giving of anything of value to win business. If we or our intermediaries fail to comply with the requirements of international applicable anti-corruption laws, governmental authorities in the United States or the countries in which we operate could seek to impose civil and criminal penalties, or restrict or limit our ability to do business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

•delays in shipping hardware and software or licensing design IP;
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
•declines in quarterly revenues from previous generations of products following announcement of replacement products containing more advanced technology; and
•changes in Estimates at Completion (“EAC”) on fixed price engagements, which represent a substantial percentage of our business, or inaccurate cost estimation at time of proposal, leading to unanticipated cost increases.
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
Another factor contributing to fluctuations in our quarterly results is the fixed nature of expenditures on personnel, facilities and information technology. Expense levels for these programs are based, in significant part, on expectations of future revenues. If actual quarterly revenues are below management’s expectations, our results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Over time revenue recognition is more reliant on estimates than the accounting for some of our component sales. Changes in EACs on fixed price engagements, which represent a substantial percentage of our business, also requires judgment, including in assessing risks, estimating contract revenue and costs and predicting future performance. Actual results could differ from those estimates, and changes in estimates in subsequent periods could cause our results of operations to fluctuate.
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

If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our facilities and the proper functioning of our network, telecommunication and other business systems and operations. As we scale our operations, the potential for natural or man-made disasters, political, economic, or infrastructure instabilities, or other country- or region-specific business continuity risks increases.
Our insurance coverage, customer indemnifications or other liability protections may be inadequate to cover our significant business risks, which could have a material adverse effect on our financial position.
We may be subject, in the ordinary course of business, to losses resulting from product liability, cyber-attacks, accidents, natural disasters and other claims against us, for which we may have no insurance coverage. The policies limits and terms of coverage may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.
Risk Related to Artificial Intelligence Technologies and Agentic AI
Our use of AI tools in our internal operations and product‑development processes, as well as the integration of customer‑directed AI capabilities into the hardware and software we provide, exposes us to evolving technical, cybersecurity, regulatory and operational risks that could adversely affect our business, financial condition and results of operations.
We do not develop or commercialize proprietary AI or machine‑learning models. However, we increasingly rely on third‑party AI tools to support engineering, software development, supply‑chain planning, quality assurance and cybersecurity monitoring. In addition, certain defense‑electronics subsystems, modules and components that we design incorporate processing architectures, embedded software and secure data pathways intended to host or accelerate AI algorithms developed by our customers. As a subcontractor on major defense programs and a prime contractor on select efforts, our reliance on AI‑enabled processes and AI‑capable products introduces several risks.
AI tools used internally may generate inaccurate, incomplete or biased outputs, or may behave unpredictably when applied to complex engineering or operational data. Errors introduced by AI‑assisted design, code generation or analysis could lead to product defects, schedule delays, rework or noncompliance with customer specifications. Because our products support mission‑critical defense applications, any such issues could result in contractual liabilities, warranty claims or reputational harm.
Our use of third‑party AI tools and cloud‑based AI services also increases our exposure to cybersecurity threats. Emerging “agentic AI” systems, AI models capable of autonomous action, multi‑step task execution or self‑directed interaction with digital environments, may amplify cyber risks by enabling adversaries to conduct more sophisticated, adaptive and scalable attacks. These threats may include automated vulnerability discovery, targeted phishing, model‑driven malware generation, data poisoning or attempts to manipulate or compromise AI‑assisted development pipelines. A successful attack could compromise sensitive technical data, degrade product integrity or disrupt our operations.
The hardware and embedded software we deliver may also be targeted by adversaries seeking to exploit AI‑related interfaces, accelerators or data flows used by our customers’ AI models. Although we do not control the AI algorithms our customers deploy, vulnerabilities in our products, whether real or perceived, could be attributed to us and may result in increased scrutiny, additional testing requirements or contractual remedies.
The regulatory environment for AI is rapidly evolving. Future U.S. government or DoW requirements related to responsible AI use, algorithmic assurance, data provenance, cybersecurity or supply‑chain integrity may impose new compliance obligations on our internal processes or on the AI‑capable hardware and software we provide. Compliance may require additional investment, redesign of certain products or changes to our development practices. Failure to meet applicable requirements could result in bid disqualification, reduced eligibility for future awards or contract termination.
Public and stakeholder concerns regarding AI, particularly in defense applications, may also lead to increased scrutiny of our practices. Negative perceptions, whether accurate or not, could affect customer confidence, employee recruitment or our ability to participate in certain programs.
Any of these risks, individually or in combination, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Growth Strategy, M&A and Acquisition Integration
Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues and profits.
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
The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater R&D resources, marketing and financial resources, manufacturing capability and/or customer support organizations.
Acquisitions may adversely affect our financial condition.
As part of our strategy for growth, we may explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. While we expect any acquisitions to result in synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. The integration process may be complex, costly and time consuming. Acquisitions may pose risks to our business, including:
•problems and increased costs in connection with the integration of the personnel, business systems, operations, technologies or products of the acquired businesses;
•layering of integration activity due to multiple overlapping acquisitions;
•unanticipated issues, expenses, charges or liabilities related to the acquisitions;
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
•failure to rationalize supply chain, manufacturing capacity, locations, logistics and operating models to achieve anticipated economies of scale, or disruptions to supply chain, manufacturing or product design operations during the combination of facilities;
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

•potential loss of key employees;
•the impact of any assumed legal proceedings; and
•adverse effects on our internal control over financial reporting before the acquiree’s complete integration into our control environment.
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
We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and our prior acquisitions had achieved or might achieve separately. You should not place undue reliance on any anticipated synergies. In addition, our competitors could try to emulate our strategy, leading to greater competition for acquisition targets which could lead to larger competitors if they succeed in emulating our strategy.
We may incur substantial indebtedness.
On November 4, 2025, we amended our Revolver, providing for a new five-year revolving credit facility with a borrowing capacity of $850.0 million. As of July 3, 2026, we had $441.5 million of outstanding borrowings on the Revolver.
The Revolver accrues interest, at our option, at floating rates tied to Secured Overnight Financing Rate (“SOFR”) or the prime rate plus an applicable percentage. The applicable percentage is established pursuant to a pricing grid based on our total net leverage ratio. We are exposed to the impact of interest rate changes primarily through our borrowing activities. Subject to the limits contained in the Revolver, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our debt could intensify. Specifically, our debt could have important consequences to our investors, including the following:
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
Increases in interest rates would increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. Assuming that we had $100.0 million of floating rate debt outstanding, our annual interest expense would change by approximately $1.0 million for each 100 basis point increase in interest rates. We may also incur costs related to interest rate hedges, including the termination of any such hedges. As of July 3, 2026, we had a swap agreement in effect that fixed $300.0 million of the total $441.5 million of outstanding borrowings under the Revolver at a rate of 4.66%. The movement of interest rates would affect the value of such swap agreement.

Limited or negative free cash flow as we experienced during certain prior periods could eventually lead to a challenge in servicing our debt.
We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.
At July 3, 2026, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $942.4 million and $175.8 million, respectively. We evaluate indefinite lived intangible assets and goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Indefinite lived intangible assets are impaired and goodwill impairment is indicated when their book value exceeds fair value. We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of impairment, a charge to operations for impairment may be necessary. The value of goodwill and intangible assets from the allocation of purchase price from our acquisitions will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.
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
•We compete for contracts in a competitive bidding process. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. We may be subject to multiple rebid requirements over the life of a defense program to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin. Requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long-term revenues.
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
•We sell certain products and services to U.S. and international defense contractors or directly to the U.S. government on a commercial item basis, eliminating the requirement to certify cost or pricing data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage for a larger percentage of our contracts under the Cost Accounting Standards (“CAS”), requiring compliance with a defined set of business systems criteria. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts and subject us to 5% billing withholding on open cost type contracts and those subject to progress payment financing. For example, one of our business entities is currently operating on a disapproved CAS system and that business is subject to billing withholding which has resulted in approximately $0.4 million of cash withheld. We have recently completed a pre-award accounting system audit with DCAA to allow this business to perform cost-type contracts while the system remains disapproved, and we anticipate the system to be approved during fiscal 2027 upon completion of a full system audit by DCAA. Going forward, we may also need to enhance our processes and information systems to support cost estimating, accounting, purchasing and earned value management systems.
•We are subject to the Department of War Cybersecurity Maturity Model Certification (“CMMC”) in connection with our defense work for the U.S. government and defense prime contractors. While currently suspended, our inability to meet the qualifications to the CMMC and any amendments may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements at our enterprise level and into our supply chain. Further, our suppliers in general are not as prepared to comply with CMMC requirements today as we are, and thus we may have to change suppliers or delay production to the extent the application of such requirements materially effects our supply chain.
•The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and IP in order to participate in a government program.
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
•We must comply with security requirements pursuant to 32 CFR Part 117, formerly known as the National Industrial Security Program Operating Manual, or NISPOM, and other U.S. government security protocols when accessing sensitive information. Many of our facilities maintain a facility security clearance and many of our employees maintain a personal security clearance to access sensitive information necessary to the performance of our work on certain U.S. government contracts and subcontracts. Failure to comply with such security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract or subcontract or potentially debarment as a government contractor.
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
Our products are extremely complex and must operate successfully with complex products of our customers and their other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality and the elapsed time before our products are integrated into our customer’s systems increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty costs and costs to support our service contracts and divert the attention of personnel from our product development efforts. Also, hostile third parties or nation states may try to install malicious code or devices into our products or software. Undetected errors may adversely affect our product’s ease of use and may create customer satisfaction issues. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects. Many of our customers rely upon our products for mission-critical applications. Because of this reliance, errors, defects or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover those losses by pursuing products liability claims against us which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.
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
We rely on enterprise resource planning systems and other complementary information technology systems to keep financial records, process orders, manage inventory and operate other critical functions. We have invested, and will continue to invest, significant capital and human resources in our systems and training, and we regularly implement new systems, consolidate systems or remove systems as necessary to operate our business. Any disruptions, delays or deficiencies in the transition, design or implementation of these changes could have a negative impact on our results of operations and cash flows.
If we suffer ransomware breaches, data breaches, or phishing diversions involving the designs, schematics or source code for our products or other sensitive information, our business and financial results could be adversely affected.
Our business is subject to constant attempts at cyber intrusion as nation-state hackers seek access to technology used in U.S. defense programs and criminal enterprise hackers, which may or may not be affiliated with foreign governments, use attacks to disable critical infrastructure and extort companies for ransom payments or sell proprietary information to third parties. We are also regularly targeted by spear phishing attacks in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Like all DoW contractors that process, store or transmit controlled unclassified information, we must meet minimum security standards or risk losing our DoW contracts. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products or to the shutdown of business systems. If we experience a data security breach from an external source or a data exfiltration from an insider threat, we may have incident response costs, management distraction, regulatory inquiries, a loss in sales or increased costs arising from the restoration or implementation of additional security measures, any of which could adversely affect our business and financial results. Other potential costs could include damage to our reputation, loss of brand value, loss of stock market value and litigation. A security breach that involves classified information could subject us to civil or criminal penalties, loss of a government contract, loss of access to classified information or debarment as a government contractor. Similarly, a breach that involves loss of customer-provided data could subject us to loss of a customer, loss of a program or contract, litigation costs and legal damages and reputational harm. We have experienced cyber intrusions involving the loss of some proprietary data in the past which did not result in material effects on our business or operations, but we cannot assure you that any future cyber intrusion would not be material or that prior intrusions could have more material effects than initially determined. Like other defense contractors, from time to time we have experienced the loss of proprietary data due to employees retaining proprietary information in violation of company policies and applicable regulations, resulting in investigation and remediation expenses as well as the other risks outlined above. While we have deployed protective measures to counter these attacks, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack because of the continuously evolving nature of such attacks.
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
We have been subject to claims that we infringe the IP rights of others and we may become subject to such claims in the future. We cannot assure you that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.
The unauthorized disclosure of our trade secrets could harm our business.
We attempt to protect our trade secrets by entering into confidentiality agreements and intellectual property assignment agreements with our employees, contractors and third parties. We also protect our trade secrets with our IT systems, internal policies, restrictive agreements and other protective actions. The people who receive our trade secrets may breach their agreements by disclosing the information to others without our authorization. If the agreements are breached and our other protective measures are bypassed or ignored, then there may not be an adequate remedy available to us because it can be expensive and time-consuming to effectively enforce our rights with no guarantees of success. The unauthorized disclosure of our trade secrets could result in harm to our business, such as a negative impact on our reputation or the ability of our competitors to sell products and services that are similar to ours and therefore reduce the demand for our products and services.

Risks Related to Our Common Stock
The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.
Our stock price has been and may continue to be volatile. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock. Market rumors or the dissemination of false or misleading information may impact our stock price. When the market price of a stock has been volatile, holders of that stock will sometimes file securities class action litigation against the company that issued the stock. If any shareholders were to file a lawsuit, we could incur substantial costs defending the lawsuit, which could also divert the time and attention of management. During fiscal 2023 and 2024, we experienced significant stock price declines following some of our earnings releases as well as after the announcement that the Board of Directors had concluded its review of strategic alternatives in June 2023, in each case with law firms announcing investigations after the event. On December 13, 2023, a securities class action complaint was filed against us in the U.S. District Court for the District of Massachusetts, and subsequent derivative lawsuits have been filed related to the matters asserted in the securities class action. The securities class action complaint alleged that our public disclosures in SEC filings and on earnings calls were false and/or misleading. During fiscal 2026, we settled the securities class action litigation, and our settlement in principle of the derivative claims is subject to court approval. In April 2026, five funds associated with Starboard Value LP (“Starboard”), representing approximately 14% of the class in the securities class action litigation, requested exclusion from the class by sending notice to the settlement administrator. In June 2026, Starboard filed a separate legal action against the Company in Massachusetts state court with similar allegations as the securities class action and additional claims related to its prior standstill agreement with the Company.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
We assess and identify material risks from cybersecurity threats primarily through the work of our Chief Information Officer (“CIO”) as part of our Enterprise Risk Management (“ERM”) process and through regularly scheduled meetings of our multidisciplinary cyber critical incident response team. The ERM process, administered by management with input from business leaders and our global and corporate functions, monitors material risks facing Mercury, including cybersecurity threats. Our CIO works directly with our CFO, CLO, and other members of senior management to assess cybersecurity threats as part of the ERM process. Our CIO oversees the internal cybersecurity organization headed by our Chief Information Security Officer (our “Cybersecurity Team”).
We could be negatively impacted by a security breach, through a cyber-attack, cyber intrusion, insider threat, supply chain incident, or other significant disruption of our IT networks and related systems. See “Item 1A - Risk Factors” in this Annual Report for a further discussion of specific risks related to cybersecurity threats.
Our Cybersecurity Team monitors activity, scans applications and systems for vulnerabilities and risk from cybersecurity threats and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our cyber critical incident response team, and the CISO, who briefs our Compliance Committee, a dedicated committee of senior management focused on regulatory compliance. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoW Defense Industrial Base Collaborative Information Sharing Environment, the National Defense Information Sharing and Analysis Center, and the National Security Agency Enduring Security Framework as well as Infragard, a partnership between the FBI and members of the private sector for the protection of U.S. critical infrastructure. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.
We maintain an insider threat program designed to identify, assess, and address potential internal risks from within our Company. Our program evaluates potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations. As a government contractor, we must comply with extensive cybersecurity regulations, including the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoW. Our policies and implemented controls reflect our adherence to these requirements.
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
ITEM 2.PROPERTIES
The following table sets forth our significant properties as of July 3, 2026:

Location	Size in Sq. Feet	Commitment
Andover, MA	145,262	Leased, expiring 2032
Phoenix, AZ	125,756	Leased, expiring 2033
Hudson, NH	121,553	Leased, expiring 2030
Oxnard, CA	72,673	Leased, expiring 2028
Torrance, CA	58,405	Leased, expiring 2029
Gulf Breeze, FL	44,329	Leased, expiring 2031
Cypress, CA	42,770	Leased, expiring 2028
Upper Saddle River, NJ	36,223	Leased, expiring 2027
Alpharetta, GA	35,005	Leased, expiring 2028
Chantilly, VA	32,789	Leased, expiring 2028
Torrance, CA	27,230	Leased, expiring 2029
Huntsville, AL	26,900	Leased, expiring 2031
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

William L. Ballhaus, age 59, joined the Company’s Board of Directors as a non-employee director in June 2022, was appointed interim President and Chief Executive Officer on June 24, 2023, and was appointed President and CEO effective August 15, 2023. In October 2023, Mr. Ballhaus became the Company’s Chairman of the Board effective with the annual meeting of shareholders. Mr. Ballhaus has significant experience in the aerospace, defense, and technology industries, including multiple CEO roles, as well as experience in operational transformations and delivering strong results. He previously served as Chairman and CEO of Blackboard, Inc., a leading EdTech company, from 2016 until its merger with Anthology in 2021. Prior to that, he served as CEO and President of SRA International, Inc., a provider of information technology services, from 2011 until the creation of CSRA Inc. from SRA International Inc.’s and CSC’s U.S. public sector business. Before that, Mr. Ballhaus served as CEO and President of government contractor DynCorp International from 2008 to 2010. Mr. Ballhaus has also held senior leadership positions at BAE Systems, Boeing, and Hughes, where he led global government and commercial technology businesses particularly focused on software and IT.
David E. Farnsworth, age 66, joined Mercury in July 2023 as Executive Vice President and Chief Financial Officer. Mr. Farnsworth was the Chief Financial Officer of HawkEye 360, a radio frequency data analytics company from 2020 to 2023. Before joining HawkEye 360, Mr. Farnsworth was Vice President and Chief Financial Officer for Integrated Defense Systems of Raytheon Company from 2018 to 2020. Before that, he was CFO for the Intelligence, Information and Services segment of Raytheon. In March 2025, Mr. Farnsworth was appointed as a non-voting Board advisor at V2X Inc., and in August 2025 he was appointed to the Board at V2X, a leading facilities management, logistics and network communications services company.
Stuart H. Kupinsky, age 58, joined Mercury in February 2024 as Executive Vice President, Chief Legal Officer, and Corporate Secretary. Previously, Mr. Kupinsky served as Chief Legal Officer and General Counsel for five public and private technology companies, including Tekelec, Inc., a public global telecommunications technology company serving the U.S. Department of Defense until its sale to Oracle. Mr. Kupinsky was also Chief Counsel for FirstNet, a multibillion-dollar independent government agency building a nationwide network for first responders. Earlier in his career he served as a trial attorney for the U.S. Department of Justice and as a law clerk on the U.S. Court of Appeals for the Federal Circuit.
Steven V. Ratner, age 50, joined Mercury in May 2022 as Senior Vice President and Chief Human Resources Officer and in September 2023 he became the Company’s Executive Vice President, Chief Human Resources Officer. Mr. Ratner brings more than 25 years of human resources leadership experience with extensive HR strategy, compensation, and employee engagement expertise. Prior to Mercury, he was Vice President of Human Resources for Raytheon Missiles & Defense, a Raytheon business segment with approximately $16 billion in annual revenues and over 30,000 employees worldwide, from 2020 to 2022. Prior to that, he was Vice President of Human Resources and Security at Raytheon Integrated Defense Systems from 2015 to 2020. He has held numerous HR leadership positions throughout his career.

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

	High	Low
2026 Fourth quarter	$126.21	$69.86
Third quarter	$103.02	$71.40
Second quarter	$84.00	$66.12
First quarter	$77.10	$50.09
2025 Fourth quarter	$53.87	$41.52
Third quarter	$49.88	$39.67
Second quarter	$43.91	$32.35
First quarter	$40.12	$28.35
As of July 3, 2026, we had 319 record shareholders and 73,817 nominee holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain any earnings for future growth. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.
Net Share Settlement Plans
During fiscal 2026, we made no net share settlements of our common stock in connection with the surrender of shares to cover the minimum taxes on vesting of restricted stock.
Share Repurchase Plans
The table below summarizes our repurchases of common stock during the three months ended July 3, 2026. See Note O in the accompanying consolidated financial statements for more information on our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in thousands)(3)
March 28, 2026 - May 1, 2026(1)	—	$—	—	$185,003
May 2, 2026 - May 29, 2026(1)	—	—	—	185,003
May 30, 2026 - July 3, 2026(1)	—	—	—	185,003
Total	—	$—	—	$185,003
(1) We close our books and records for each 52-week or 53-week fiscal year on the Friday closest to the last day in June to align our financial close with our business processes and needs. As a result, our fiscal months often differ from calendar months. For example, July 3, 2026 was the last day of our June 2026 fiscal month.
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
Insider Trading Arrangements
On May 7, 2026, Stuart H. Kupinsky, the Company’s Executive Vice President, Chief Legal Officer, and Corporate Secretary, adopted a trading arrangement intended to comply with Rule 10b5‑1 under the Securities Exchange Act of 1934, as amended. The plan provides for the potential sale of up to 10,000 shares of the Company’s common stock, subject to the terms and conditions of the plan. The plan is scheduled to expire on May 28, 2027. The adoption of the plan was made during an open trading window and at a time when the executive represented that they were not in possession of material nonpublic information.
ITEM 6.[RESERVED]
Not applicable.
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the SEC may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, cost increases, our inability to increase production and deliver products on time and with appropriate quality, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of increasingly volatile geopolitical events and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to meet contractual performance specifications, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, adverse findings in government audits or investigations, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, including the risks from heightened, persistent, and increasingly sophisticated nation-state level cyberattacks and emerging threats associated with agentic AI-enabled cyber tools, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the state law claim related to our settled federal securities class action lawsuit, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as set forth under Part I-Item 1A (Risk Factors) in this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
OVERVIEW
Mercury Systems is a global leader in aerospace and defense electronics, providing breakthrough capabilities in signal and data processing. With a four-decade legacy of innovation that spans silicon to systems and RF front ends to effectors, we accelerate commercial technology adoption to deliver powerful and secure mission-critical processing solutions to the edge. We are headquartered in Andover, Massachusetts, and have multiple locations worldwide. Our end-to-end processing ecosystem, the Mercury Processing Platform, is built on technologies we have developed and acquired over 40 years. Our technologies are available as standard products or custom solutions from silicon to system scale to ensure interoperability, reduced complexity, optimized performance and speed development.
As a leading manufacturer of essential components, modules and subsystems, we sell to the top U.S. and European defense prime contractors, the U.S. government and OEM commercial aerospace companies. Our customers deploy our solutions for a variety of applications including sensor and radar processing, electronic warfare, avionics, weapons, and C4I. We deliver a trusted, robust portfolio of proven capabilities, built on the most advanced commercial silicon technologies to exceed the performance needs of our defense and commercial customers.
Our capabilities, technology, people, culture and R&D strategy all differentiate Mercury in the aerospace and defense industry. We maintain our technological edge by investing in the critical building blocks of processing, developing valuable IP and embracing open standards and architectures. This lets us rapidly shape these building blocks into products and solutions for highly data-intensive missions, including emerging areas like AI processing at the edge.
As of July 3, 2026, we had 2,102 employees. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share and adjusted EBITDA for fiscal 2026 were $983.6 million, $(29.7) million, $(0.50), $1.06 and $150.2 million, respectively. Our consolidated revenues, net loss, diluted net loss per share, adjusted earnings per share and adjusted EBITDA for fiscal 2025 were $912.0 million, $(37.9) million, $(0.65), $0.64 and $119.4 million, respectively. See the Non-GAAP Financial Measures section for a reconciliation to our most directly comparable GAAP financial measures.
BUSINESS DEVELOPMENTS:
FISCAL 2026
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. Repurchased shares are accounted for as authorized and unissued shares. All share repurchases are made in accordance with Rule 10b-18. As of July 3, 2026, there was $185.0 million available for future share repurchases under this share repurchase program See Note O in the accompanying consolidated financial statements for more information on our share repurchase program.
On November 4, 2025, we executed Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030 with a facility size of $850.0 million. We had $591.5 million in outstanding borrowings prior to the closing of Amendment No. 7. On April 30, 2026, we repaid $150.0 million of the Revolver, leaving $441.5 million drawn on the Revolver as of that date. The repayment was funded with available cash on hand and did not affect our assessment of liquidity or capital resources. We remained in compliance with all applicable financial covenants both before and after the partial repayment. We continue to evaluate opportunities to further reduce outstanding borrowings under the facility depending on market conditions, operational requirements and cash flows. See Note L in the accompanying consolidated financial statements for further discussions of the Revolver.
On March 3, 2026, we completed the asset acquisition of a provider of specialized manufacturing processes that support key Mercury programs that are ramping into production.
On June 1, 2026, we entered into a $100.0 million committed Receivables Purchase Agreement ("RPA") with a new party. The RPA has an initial term of one year. Pursuant to the RPA, the new party committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $100.0 million. On June 4, 2026, we terminated the Receivables Purchase and Servicing Agreement ("RPSA") in conjunction with entering into the new RPA.
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
RESULTS OF OPERATIONS:
FISCAL 2026 VS. FISCAL 2025
Refer to Item 7 of the Company's Form 10-K issued on August 11, 2025 for prior year discussion related to fiscal 2025.
There were 53 weeks and 52 weeks included in the results of operations for fiscal 2026 and fiscal 2025, respectively.
The following tables set forth, for the periods indicated, financial data from the Consolidated Statements of Operations and Comprehensive Loss:

(In thousands)	Fiscal 2026	As a % of Total Net Revenue	Fiscal 2025	As a % of Total Net Revenue
Net revenues	$983,622	100.0%	$912,020	100.0%
Cost of revenues	702,457	71.4	657,526	72.1
Gross margin	281,165	28.6	254,494	27.9
Operating expenses:
Selling, general and administrative	175,031	17.8	154,412	16.9
Research and development	59,736	6.1	67,647	7.4
Amortization of intangible assets	38,904	4.0	42,849	4.7
Restructuring and other charges	5,939	0.6	7,216	0.8
Acquisition costs and other related expenses	1,275	0.1	1,997	0.2
Total operating expenses	280,885	28.6	274,121	30.0
Income (loss) from operations	280	—	(19,627)	(2.1)
Interest income	7,723	0.8	3,607	0.4
Interest expense	(29,590)	(3.0)	(33,430)	(3.7)
Other expense, net	(7,302)	(0.7)	(974)	(0.1)
Loss before income tax provision (benefit)	(28,889)	(2.9)	(50,424)	(5.5)
Income tax provision (benefit)	784	0.1	(12,520)	(1.4)
Net loss	$(29,673)	(3.0)%	$(37,904)	(4.1)%
REVENUES
Total revenues increased $71.6 million, or 7.9%, to $983.6 million during fiscal 2026, as compared to $912.0 million during fiscal 2025. Point in time revenue and over time revenue represented 53% and 47%, respectively, of total revenue during fiscal 2026. Over time revenue increased $40.5 million and point in time revenue increased $31.1 million. Point in time revenue and over time revenue represented 53% and 47%, respectively, of total revenues during fiscal 2025.
We experienced revenue increases across the modules and sub-assemblies, components, and integrated solutions product groupings of $43.5 million, $15.1 million, and $13.0 million, respectively. The increase in total revenue was primarily driven by the other sensor and effector, radar, electronic warfare, and C4I end applications increases of $46.9 million, $19.1 million, $16.4 million, and $1.6 million respectively, partially offset by a decrease to other end applications of $12.2 million. We experienced increases across several of our platforms during fiscal 2026 when compared to fiscal 2025; Land, Naval, Space, and Other platforms increased $53.7 million, $23.7 million, $22.0 million, and $10.3 million respectively, partially offset by a decrease to the Airborne platform of $38.1 million. The largest program increases were related to a secure processing program, an integrated space program, SEWIP, and PGK, partially offset by Aegis and T-45. There were no programs comprising 10% or more of our revenues for fiscal 2026 or 2025.

GROSS MARGIN
Gross margin was 28.6% for fiscal 2026, an increase of 70 basis points from the 27.9% gross margin realized during fiscal 2025. The higher gross margin was primarily driven by lower manufacturing variances of $15.8 million, partially offset by higher scrap, inventory reserves, and warranty provisions of $3.8 million, $2.3 million, and $1.1 million, respectively. The increase was also driven by net EAC change impact on our programs recognized over time of $18.7 million recorded in the period, an incremental improvement of approximately $2.3 million, or 40 basis points, when compared to the prior period.
We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

(in thousands)	July 3, 2026	June 27, 2025
Gross favorable	$28,847	$26,642
Gross unfavorable	(47,589)	(47,712)
Net impact of changes in estimates	$(18,742)	$(21,070)
The changes in estimates are assessed based on historical results and cumulative adjustments are recorded to recognize revenue to date based on changes in estimated margin on programs, factored for potential risks and opportunities. We utilize the latest and best information available when revising our estimates and apply consistent judgment across the full portfolio of programs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $20.6 million, or 13.4%, to $175.0 million during fiscal 2026 as compared to $154.4 million during fiscal 2025. The increase was primarily driven by higher compensation expense of $20.5 million, of which $10.5 million was related to stock compensation. The increase was also driven by software licensing fees and litigation and settlement expense of $3.6 million and $3.5 million, respectively. These increases were partially offset by lower depreciation and consulting expense of $4.0 million and $3.2 million, respectively.
RESEARCH AND DEVELOPMENT
Research and development expenses decreased $7.9 million, or 11.7%, to $59.7 million during fiscal 2026, as compared to $67.6 million for fiscal 2025. The decrease was primarily driven by efficiency improvements and the savings from headcount reductions of approximately 270 employees, initiated across fiscal 2025 and 2026, resulting in lower expense of $13.1 million. There was also decreased software license fees and depreciation expense of $2.0 million and $1.8 million, respectively. These decreases were partially offset by changes in engineering utilization and higher supplies expense of $7.8 million and $2.3 million, respectively.
AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased $3.9 million to $38.9 million during fiscal 2026, as compared to $42.8 million for fiscal 2025, due to various customer relationship intangibles being fully amortized in fiscal 2025 and fiscal 2026.
RESTRUCTURING AND OTHER CHARGES
During fiscal 2026, we incurred $5.9 million of restructuring and other charges, related to severance related charges associated with workforce reductions initiated during the period that eliminated approximately 100 positions, predominantly in selling, general and administrative, research and development, and manufacturing. Restructuring and other charges during fiscal 2025 related to severance related charges primarily associated with the reduction in workforce initiated January 29, 2025 that eliminated approximately 145 positions, predominantly in research and development.
All of the Restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining restructuring obligations are expected to be paid within the next twelve months.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
Acquisition costs and other related expenses were $1.3 million during fiscal 2026, as compared to $2.0 million during fiscal 2025. The acquisition costs and other related expenses we incurred during fiscal 2026 includes $0.5 million related to run-rate amortization of fair value adjustments from purchase accounting as well as an immaterial amount of costs incurred in the asset acquisition of a provider of specialized manufacturing processes.
Acquisition costs during fiscal 2025 included $1.4 million related to the sale of our manufacturing operations in Switzerland and the associated supply agreement with Cicor Group as well as $0.6 million related to run-rate amortization of fair value adjustments from purchase accounting on prior acquisitions.

We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $7.7 million of interest income in fiscal 2026, as compared to $3.6 million in fiscal 2025. The increase was driven by higher average cash and cash equivalents and higher average interest rates on deposits during the period.
INTEREST EXPENSE
Interest expense for fiscal 2026 decreased to $29.6 million, as compared to $33.4 million in fiscal 2025. The decrease was driven primarily by lower average rates and lower average borrowings on our Revolver during the period. Outstanding borrowings under our Revolver were $441.5 million and $591.5 million at July 3, 2026 and June 27, 2025, respectively.
OTHER EXPENSE, NET
Other expense, net for fiscal 2026 increased to $7.3 million, as compared to $1.0 million in fiscal 2025. The increase was primarily driven by $1.9 million of other expense during fiscal 2026, as compared to $6.2 million of other income during fiscal 2025 related to the gain associated with the sale of manufacturing operations to Cicor Group of $3.3 million and the sale of our mc.com domain name of $2.7 million. The increase was also driven by $1.1 million of net foreign currency translation losses during fiscal 2026, as compared to $1.7 million of net foreign currency translation gains during fiscal 2025. These increases were partially offset by lower securities class expense, financing costs, and consulting costs of $2.4 million, $1.5 million, and $0.5 million, respectively.
INCOME TAXES
We recorded an income tax provision of $0.8 million and an income tax benefit of $12.5 million on losses before income taxes of $28.9 million and $50.4 million for fiscal years 2026 and 2025, respectively.
The effective tax rate for fiscal 2026 differed from the federal statutory rate primarily due to nondeductible compensation and valuation allowances recorded, partially offset by tax benefits related to stock compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax provisions and extended and modified certain provisions of the Tax Cuts and Jobs Act ("TCJA"), including, but not limited to, EBITDA-based interest expense limitation and immediate expensing of domestic research and development expenditures. We have evaluated the impact of this legislation, which results primarily in a timing difference, with no material impact on our effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. Our working capital balance, which we define as Total current assets less Cash and cash equivalents and Total current liabilities, as of July 3, 2026 was $430.6 million, as compared to $448.7 million as of June 27, 2025.
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
On November 4, 2025, we executed Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030, with a facility size of $850.0 million.
During fiscal 2026, we made payments of $150.0 million on the Revolver with no additional borrowings. As of July 3, 2026, the Company was in compliance with all covenants and conditions under the Revolver. The borrowing capacity as defined under the Revolver as of July 3, 2026 is approximately $850.0 million, less outstanding borrowings of $441.5 million. See Note L in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On August 13, 2024, we entered into a $60.0 million committed RPSA. The RPSA had an initial term of two years. Pursuant to the RPSA, the new party committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $60.0 million. On December 10, 2025, we amended the RPSA to increase the facility from $60.0 million to $75.0 million. On June 4, 2026, we terminated the RPSA in conjunction with entering into a new receivables purchase agreement.
On June 1, 2026, we entered into a $100.0 million committed RPA with a new party. The RPA has an initial term of one year. Pursuant to the RPA, the new party committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $100.0 million. We had $72.3 million of factored accounts receivable, of which $71.9 million was included within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $0.4 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of July 3, 2026. We incurred factoring fees of approximately $1.7 million during fiscal 2026. We had $60.0 million of factored accounts receivable, of which $52.2 million was included within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $7.8 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of June 27, 2025. We incurred factoring fees of approximately $1.8 million during fiscal 2025.
Share Repurchase Agreement
On November 3, 2025, the Board of Directors authorized a new share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. Repurchased shares are accounted for as authorized and unissued shares. All share repurchases are made in accordance with Rule 10b-18. During fiscal 2026, 222 shares of our common stock were repurchased under the share repurchase program at an average cost of $67.70 per share. As of July 3, 2026, there was $185.0 million available for future share repurchases under this share repurchase program.

CASH FLOWS

	For the Fiscal Years Ended
(In thousands)	July 3, 2026	June 27, 2025
Net cash provided by operating activities	$102,388	$138,851
Net cash used in investing activities	$(35,716)	$(13,500)
Net cash (used in) provided by financing activities	$(162,739)	$1,412
Net (decrease) increase in cash and cash equivalents	$(94,793)	$128,578
Cash and cash equivalents at end of year	$214,306	$309,099
Our cash and cash equivalents decreased by $94.8 million during fiscal 2026 primarily as the result of the $150.0 million repayment on the Revolver, $34.3 million invested in purchases of property and equipment, $15.0 million of cash paid for shares of the Company's common stock under the share repurchase program, and $3.2 million of cash paid in deferred financing and offering costs. These outflows were partially offset by $102.4 million provided by operating activities and $5.4 million of proceeds from employee stock plans.
Operating Activities
During fiscal 2026, we had an inflow of $102.4 million in cash from operating activities compared to a $138.9 million inflow during fiscal 2025. The reduced inflow during fiscal 2026 was primarily due to lower inventory of $27.4 million, lower deferred revenues and customer advances of $26.0 million, lower prepaid expenses and other current assets of $12.2 million, and a lower inflow from depreciation and amortization expense of $9.3 million. This activity was partially offset by a higher stock-based compensation expense of $16.1 million and an inflow of $1.8 million from the benefit for deferred income taxes, as compared to an outflow of $10.6 million in the prior period.
Investing Activities
During fiscal 2026, we invested $35.7 million, an increase of $22.2 million, as compared to $13.5 million during fiscal 2025. During fiscal 2026, we purchased property and equipment of $34.3 million and paid $1.4 million of cash in the asset acquisition of a provider of specialized manufacturing processes. During fiscal 2025, we purchased property and equipment of $19.8 million and paid $4.5 million of cash in the asset acquisition of Star Lab, partially offset by the proceeds from the sale of manufacturing operations to Cicor Group of $6.2 million, $2.7 million provided by the sale of mc.com, and an inflow of $1.9 million provided by other investing activities.
Financing Activities
During fiscal 2026, we had $162.7 million in cash used in financing activities, as compared to $1.4 million in cash provided by financing activities during fiscal 2025. During fiscal 2026, we made payments of $150.0 million on the Revolver with no additional borrowings. Fiscal 2026 included $15.0 million of cash paid for shares of the Company's common stock under the share repurchase program, and $3.2 million of cash paid in financing costs in conjunction with the amendment to our Revolver during the second quarter of fiscal 2026. This activity was partially offset by $5.4 million of proceeds from employee stock plans. During fiscal 2025, we made no borrowings or repayments on the Revolver. Fiscal 2025 included $3.7 million of proceeds from employee stock plans, partially offset by $2.2 million of cash paid in deferred financing in conjunction with the amendment to our Revolver during the first quarter of fiscal 2025.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following is a schedule of our commitments and contractual obligations outstanding at July 3, 2026:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$68,371	$16,646	$27,397	$17,493	$6,835
Purchase obligations	269,211	248,435	15,727	5,049	—
	$337,582	$265,081	$43,124	$22,542	$6,835
See Note B and Note I to the consolidated financial statements for more information regarding our obligations under leases.
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated $269.2 million at July 3, 2026.
We had a liability of $3.5 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns as of July 3, 2026. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the above table.
Our standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred in connection with certain IP infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited.
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
RELATED PARTY TRANSACTIONS
During fiscal 2026 and 2025, we did not engage in any related party transactions.
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

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	For the Fiscal Years Ended
(In thousands)	July 3, 2026	June 27, 2025	June 28, 2024
Net loss	$(29,673)	$(37,904)	$(137,640)
Other non-operating adjustments, net	2,963	(7,742)	(592)
Interest expense, net	21,867	29,823	33,816
Income tax provision (benefit)	784	(12,520)	(51,635)
Depreciation	33,779	39,178	40,369
Amortization of intangible assets	38,904	42,849	47,661
Restructuring and other charges(1)	5,939	7,216	26,170
Impairment of long-lived assets	—	—	—
Acquisition, financing and other third party costs(2)	4,509	6,638	4,370
Fair value adjustments from purchase accounting	525	617	710
Litigation and settlement expense, net	13,451	13,010	4,927
Stock-based and other non-cash compensation expense	57,144	38,273	41,257
Adjusted EBITDA	$150,192	$119,438	$9,413
(1) Restructuring and other charges are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and lines of business. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2026 are related to costs incurred in the asset acquisition of a provider of specialized manufacturing processes. Acquisition, financing and other third party costs for fiscal 2025 are related to costs associated with the sale of manufacturing operations to Cicor Group and financing costs.
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

The following table reconciles net loss and diluted loss per share, the most directly comparable GAAP financial measures, to adjusted income and adjusted EPS:

	For the Fiscal Years Ended
(In thousands, except per share data)	July 3, 2026		June 27, 2025		June 28, 2024
Net loss and diluted loss per share	$(29,673)	$(0.50)	$(37,904)	$(0.65)	$(137,640)	$(2.38)
Other non-operating adjustments, net	2,963		(7,742)		(592)
Amortization of intangible assets	38,904		42,849		47,661
Restructuring and other charges(1)	5,939		7,216		26,170
Impairment of long-lived assets	—		—		—
Acquisition, financing and other third party costs(2)	4,509		6,638		4,370
Fair value adjustments from purchase accounting	525		617		710
Litigation and settlement expense, net	13,451		13,010		4,927
Stock-based and other non-cash compensation expense	57,144		38,273		41,257
Impact to income taxes(3)	(29,592)		(25,091)		(26,621)
Adjusted income (loss) and adjusted diluted earnings (loss) per share	$64,170	$1.06	$37,866	$0.64	$(39,758)	$(0.69)

Diluted weighted-average shares outstanding		60,737		59,203		57,738
(1) Restructuring and other charges are related to management's decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and lines of business. These charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities. We believe these items are non-routine and may not be indicative of ongoing operating results.
(2) Acquisition, financing and other third party costs for fiscal 2026 are related to costs incurred in the asset acquisition of a provider of specialized manufacturing processes. Acquisition, financing and other third party costs for fiscal 2025 are related to costs associated with the sale of manufacturing operations to Cicor Group and financing costs.
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
The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Fiscal Years Ended
(In thousands)	July 3, 2026	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$102,388	$138,851	$60,382
Purchase of property and equipment	(34,301)	(19,803)	(34,291)
Free cash flow	$68,087	$119,048	$26,091
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

REVENUE RECOGNITION
We recognize revenue at a point in time or over time as the performance obligations are met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53% of revenues for the fiscal years ended July 3, 2026 and June 27, 2025, respectively. Total revenue recognized under contracts over time was 47% revenues for the fiscal years ended July 3, 2026 and June 27, 2025, respectively.
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
Revenue is recognized over time (versus point in time recognition) for long-term contracts with development, production and service activities where the performance obligations are satisfied over time. These over time contracts involve the design, development, manufacture, or modification of complex modules and sub-assemblies or integrated subsystems and related services. Revenue is recognized over time, given: (i) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (ii) our performance creates an asset with no alternative use to us and (iii) we have an enforceable right to payment for performance completed to date. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These contracts include both fixed-price and cost reimbursable contracts. Our cost reimbursable contracts typically include cost-plus fixed fee and Time and Material (“T&M”) contracts. We consider whether contracts should be combined or segmented, and based on this assessment, we combine closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, we may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement and the related performance criteria were negotiated. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. These losses are recognized in advance of contract performance and as of July 3, 2026, approximately $4.0 million of these costs were in Accrued expenses on our Consolidated Balance Sheet.
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
INVENTORY VALUATION
We value our inventory at the lower of cost (first-in, first-out) or its net realizable value. We write down inventory for excess and obsolescence based upon assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be higher or lower resulting in variations in our gross margin.
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
Key assumptions of the forecast model over expected revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates are subject to a high degree of judgment and complexity. We make every effort to forecast future financial performance as accurately as possible with the information available at the time the forecast is developed. These assumptions were reviewed by management and compared to assumptions used in prior analyses and were deemed reasonable. There were no material changes in the key assumptions during the periods presented.

There are inherent uncertainties and management judgment required in these determinations and risks to the forecast included but are not limited to program/product execution, transition from development to production programs, industry related make-buy decisions, and global market conditions. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. We continuously monitor and evaluate relevant events and circumstances that could unfavorably impact our significant assumptions used in testing goodwill, including macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, and changes in our stock price in relation to the carrying value of its reporting units, among other relevant factors. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require us to perform an interim impairment assessment and record an impairment charge. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar businesses, to support the conclusions of the income approach.
The Company utilizes the management approach for determining its operating segment in accordance with ASC 280. During the second quarter of fiscal 2026, the Company completed its internal reorganization, which changed how segment management reviewed discrete financial information, by consolidating two divisions into a single integrated structure that unified all lines of business and matrixed business functions. The Company's U.S.-based businesses are now aligned into two product-oriented reporting units, Signal Technologies and Processing Technologies, a third reporting unit focused on more comprehensive solutions, Integrated Processing Solutions, and a fourth reporting unit is dedicated to bringing its advanced edge processing capabilities to the international market, Europe, the Middle East and Africa ("EMEA"). The Company concluded that the internal reorganization and change in reporting units qualified as a triggering event and required goodwill to be tested for impairment during the second quarter of fiscal 2026. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the reorganization. The testing indicated that the fair values of the Company's reporting units each had an estimated fair value substantially in excess of their carrying values. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization. There has been no change to the Company's conclusion of one operating and reportable segment in fiscal 2026.
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across four divisions: Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA. Accordingly, these were determined to be the Company's reporting units.
As part of our annual goodwill impairment testing, we utilized a discount rate for each of our reporting units, as defined by ASC 350, that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA were each 8.0%. The annual testing indicated that the fair values of our Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA reporting units had an estimated fair value substantially in excess of their carrying values, and thus no further testing was required.
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
We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For our variable rate borrowings, we may use a fixed interest rate swap, effectively converting a portion of variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. We utilize interest rate derivatives to mitigate interest rate exposure with respect to our financing arrangements. There were $441.5 million of outstanding borrowings against the Revolver at July 3, 2026.
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. We place our cash and cash equivalents with financial institutions with high credit quality. As of July 3, 2026 and June 27, 2025, we had $214.3 million and $309.1 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
We provide credit to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. As of July 3, 2026, five customers accounted for 54% of our receivables, unbilled receivables and costs in excess of billings. As of June 27, 2025, five customers accounted for 48% of our receivables, unbilled receivables and costs in excess of billings.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mercury Systems, Inc. and subsidiaries (the Company) as of July 3, 2026 and June 27, 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2026, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2026 and June 27, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended July 3, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of total contract costs to be incurred for certain fixed price contract revenue recognized over time
As discussed in Note B to the consolidated financial statements, revenue recognized over time for the year ended July 3, 2026 represented 47% of total revenues. For contracts where revenue is recognized over time under fixed price arrangements, the Company recognizes revenue based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.
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
August 18, 2026

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 3, 2026	June 27, 2025
Assets
Current assets:
Cash and cash equivalents	$214,306	$309,099
Accounts receivable, net of allowance for credit losses of $162 and $1,767 at July 3, 2026 and June 27, 2025, respectively	69,222	109,588
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 for both July 3, 2026 and June 27, 2025	285,760	278,475
Inventory	366,968	332,920
Prepaid income taxes	2,258	457
Prepaid expenses and other current assets	34,925	27,639
Total current assets	973,439	1,058,178
Property and equipment, net	108,413	101,440
Goodwill	942,419	938,093
Intangible assets, net	175,820	210,611
Operating lease right-of-use assets, net	47,713	52,264
Deferred tax assets	67,188	69,016
Other non-current assets	7,784	5,162
Total assets	$2,322,776	$2,434,764
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,041	$79,116
Accrued expenses	32,991	35,264
Due to factoring facility	391	7,879
Accrued compensation	54,537	51,321
Deferred revenues and customer advances	149,565	126,797
Total current liabilities	328,525	300,377
Income taxes payable	3,487	4,046
Long-term debt	441,500	591,500
Operating lease liabilities	45,829	52,738
Other non-current liabilities	5,977	12,642
Total liabilities	825,318	961,303
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 59,600,732 and 59,003,174 shares issued and outstanding at July 3, 2026 and June 27, 2025, respectively	596	590
Additional paid-in capital	1,333,410	1,287,478
Retained earnings	152,222	181,895
Accumulated other comprehensive income	11,230	3,498
Total shareholders’ equity	1,497,458	1,473,461
Total liabilities and shareholders’ equity	$2,322,776	$2,434,764

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Net revenues	$983,622	$912,020	$835,275
Cost of revenues	702,457	657,526	639,374
Gross margin	281,165	254,494	195,901
Operating expenses:
Selling, general and administrative	175,031	154,412	166,786
Research and development	59,736	67,647	101,328
Amortization of intangible assets	38,904	42,849	47,661
Restructuring and other charges	5,939	7,216	26,170
Acquisition costs and other related expenses	1,275	1,997	1,710
Total operating expenses	280,885	274,121	343,655
Income (loss) from operations	280	(19,627)	(147,754)
Interest income	7,723	3,607	1,199
Interest expense	(29,590)	(33,430)	(35,015)
Other expense, net	(7,302)	(974)	(7,705)
Loss before income taxes	(28,889)	(50,424)	(189,275)
Income tax expense (benefit)	784	(12,520)	(51,635)
Net loss	$(29,673)	$(37,904)	$(137,640)

Basic net loss per share	$(0.50)	$(0.65)	$(2.38)
Diluted net loss per share	$(0.50)	$(0.65)	$(2.38)

Weighted-average shares outstanding:
Basic	59,460	58,746	57,738
Diluted	59,460	58,746	57,738

Comprehensive loss:
Net loss	$(29,673)	$(37,904)	$(137,640)
Change in fair value of derivative instruments, net of tax	134	(4,666)	(833)
Foreign currency translation adjustments, net of tax	8,582	(20)	380
Deferred compensation and pension benefit plan, net of tax	(984)	(1,809)	(1,383)
Total other comprehensive income (loss), net of tax	7,732	(6,495)	(1,836)
Total comprehensive loss	$(21,941)	$(44,399)	$(139,476)

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended July 3, 2026, June 27, 2025 and June 28, 2024
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2023	56,962	$570	$1,196,847	$357,439	$11,829	$1,566,685
Issuance of common stock under employee stock incentive plans	476	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	167	2	4,640	—	—	4,642
Issuance of common stock under defined contribution plan	490	5	16,044	—	—	16,049
Retirement of common stock	(1)	(1)	(30)	—	—	(31)
Stock-based compensation	—	—	24,906	—	—	24,906
Net loss	—	—	—	(137,640)	—	(137,640)
Other comprehensive loss	—	—	—	—	(1,836)	(1,836)
Balance at June 28, 2024	58,094	$581	$1,242,402	$219,799	$9,993	$1,472,775
Issuance of common stock under employee stock incentive plans	409	4	(4)	—	—	—
Issuance of common stock under employee stock purchase plan	125	1	3,660	—	—	3,661
Issuance of common stock under defined contribution plan	375	4	15,144	—	—	15,148
Stock-based compensation	—	—	26,276	—	—	26,276
Net loss	—	—	—	(37,904)	—	(37,904)
Other comprehensive loss	—	—	—	—	(6,495)	(6,495)
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461
Issuance of common stock under employee stock incentive plans	495	5	(5)	—	—	—
Issuance of common stock under employee stock purchase plan	116	1	5,417	—	—	5,418
Issuance of common stock under defined contribution plan	209	2	16,100	—	—	16,102
Retirement of common stock	(222)	(2)	(14,999)	—	—	(15,001)
Stock-based compensation	—	—	39,419	—	—	39,419
Net loss	—	—	—	(29,673)	—	(29,673)
Other comprehensive income	—	—	—	—	7,732	7,732
Balance at July 3, 2026	59,601	$596	$1,333,410	$152,222	$11,230	$1,497,458

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net loss	$(29,673)	$(37,904)	$(137,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	72,683	82,027	88,030
Stock-based compensation expense	41,132	25,019	25,669
Stock-based matching contributions on defined contribution plan	19,181	14,900	15,853
Provision (benefit) for deferred income taxes	1,834	(10,591)	(31,511)
Provisions for bad debt	20	876	15,301
Other non-cash items	(831)	(3,577)	452
Cash settlement for termination of interest rate swap	—	—	7,403
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	32,718	29,950	76,458
Inventory	(44,457)	(17,087)	130
Prepaid income taxes	(1,797)	(575)	—
Prepaid expenses and other current assets	(6,705)	5,538	(1,693)
Other non-current assets	2,131	8,217	148
Accounts payable, accrued expenses, accrued compensation, and due to factoring	3,772	8,103	741
Deferred revenues and customer advances	23,846	49,890	17,307
Income taxes payable	(554)	(3,813)	(11,217)
Other non-current liabilities	(10,912)	(12,122)	(5,049)
Net cash provided by operating activities	102,388	138,851	60,382
Cash flows from investing activities:
Purchases of property and equipment	(34,301)	(19,803)	(34,291)
Acquisition of assets and businesses, net of cash acquired	(1,415)	(4,543)	—
Proceeds from sale of manufacturing operations to Cicor Group	—	6,246	—
Other investing activities	—	4,600	—
Net cash used in investing activities	(35,716)	(13,500)	(34,291)
Cash flows from financing activities:
Proceeds from employee stock plans	5,418	3,661	4,642
Borrowings under credit facilities	—	—	105,000
Payments under credit facilities	(150,000)	—	(25,000)
Payments for retirement of common stock	(15,001)	—	(31)
Payments of deferred financing and offering costs	(3,156)	(2,249)	(1,931)
Net cash (used in) provided by financing activities	(162,739)	1,412	82,680
Effect of exchange rate changes on cash and cash equivalents	1,274	1,815	187
Net (decrease) increase in cash and cash equivalents	(94,793)	128,578	108,958
Cash and cash equivalents at beginning of year	309,099	180,521	71,563
Cash and cash equivalents at end of year	$214,306	$309,099	$180,521
Cash paid (received) during the period for:
Interest	$32,404	$36,559	$37,423
Income taxes paid (refunded), net	$1,174	$365	$(9,315)
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$6,113	$3,895	$4,051
Non-cash investing activity: Inventory transfer to property and equipment, net	$4,444	$12,675	$—

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
A.Description of Business
Mercury Systems, Inc. (the Company) is a global leader in aerospace and defense electronics, providing breakthrough capabilities in signal and data processing. With a four-decade legacy of innovation that spans silicon to systems and radio frequency front ends to effectors, the Company accelerates commercial technology adoption to deliver powerful and secure mission-critical processing solutions to the edge. The Company is headquartered in Andover, Massachusetts, and has multiple locations worldwide. The Company's end-to-end processing ecosystem, the Mercury Processing Platform, is built on technologies the Company has developed and acquired over 40 years. The Company's technologies are available as standard products or custom solutions from silicon to system scale to ensure interoperability, reduced complexity, optimized performance, and speed development.
B.Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
BASIS OF PRESENTATION
All references to fiscal 2026 are to the 53-week period from June 28, 2025 to July 3, 2026. All references to fiscal 2025 are to the 52-week period from June 29, 2024 to June 27, 2025. All references to fiscal 2024 are to the 52-week period from July 1, 2023 to June 28, 2024.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 53%, 53% and 45% of revenues in the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024, respectively. Revenue is recognized at a point in time for these products and services (versus over time recognition) due to the following: (i) customers are only able to consume the benefits provided by the Company upon completion of the product or service; (ii) customers do not control the product or service prior to completion; and (iii) the Company does not have an enforceable right to payment at all times for performance completed to date. Accordingly, there is little judgment in determining when control of the good or service transfers to the customer, and revenue is generally recognized upon transfer of control (for goods) or completion (for services).
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
Total revenue recognized under over time contracts was 47%, 47% and 55% of revenues in the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024, respectively.
Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed and the impact of contract amendments which may result in cumulative adjustments. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. The aggregate effects of these favorable and unfavorable changes across the Company’s portfolio of programs can have a significant effect upon its reported Income (loss) from operations, Net loss and Diluted net loss per share in each of the reporting periods. The net impact of changes in estimates had the following impact on the Company’s operating results:

	For the Fiscal Years Ended
(In thousands, except per share data)	July 3, 2026	June 27, 2025	June 28, 2024
Loss from operations	$(18,742)	$(21,070)	$(73,245)
Net loss (1)	$(13,682)	$(15,381)	$(53,469)
Diluted net loss per share	$(0.23)	$(0.26)	$(0.93)
Diluted Shares	59,460	58,746	57,738
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
COSTS TO OBTAIN AND FULFILL A CONTRACT
The Company expenses sales commissions as incurred for contracts where the amortization period would have been one year or less. The Company had $1,143 and $627 of deferred sales commissions for contracts where the amortization period is greater than one year as of July 3, 2026 and June 27, 2025, respectively.
The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost. Such costs are accrued for in conjunction with the recognition of revenue for the goods and are classified as cost of revenues.

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
The contract asset balances were $285,760 and $278,475 as of July 3, 2026 and June 27, 2025, respectively. The contract asset balance increased due to revenue recognized under over time contracts of $467,131, offset by $459,846 of billings during the fiscal year ended July 3, 2026. The contract liability balances were $151,055 and $127,605 as of July 3, 2026 and June 27, 2025, respectively. The contract liability increased due to a higher volume of advanced milestone billing events as well as timing of revenue recognized across multiple programs.
Revenue recognized during fiscal 2026 that was included in the contract liability balance at June 27, 2025 was $92,566.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of July 3, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,082. The Company expects to recognize approximately 46% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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
ACCOUNTS RECEIVABLES FACTORING
On August 13, 2024, the Company entered into a $60,000 committed Receivables Purchase and Servicing Agreement (“RPSA”). The RPSA has an initial term of two years. Pursuant to the RPSA, the counterparty has committed to purchase receivables at a discount from a list of certain of the Company’s customers, maintaining a balance of purchased receivables at or below $60,000. Under the RPSA, a portion of the factored receivables is paid by the counterparty in cash and classified as a deferred purchase price receivable, which is paid as receivables are collected by the Company. On December 10, 2025, the Company amended the RPSA to increase the facility from $60,000 to $75,000. On June 4, 2026, the Company terminated the RPSA in conjunction with entering into a new receivables purchase agreement.
On June 1, 2026, the Company entered into a $100,000 committed Receivables Purchase Agreement ("RPA") with a new party. The RPA has an initial term of one year. Pursuant to the RPA, the new party committed to purchase receivables at a discount from a list of certain of the Company's customers, maintaining a balance of purchased receivables at or below $100,000.

Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash flows attributable to factored receivables are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as Selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss. The Company is responsible for collecting customer payments related to factored receivables and will remit these payments to the counterparty. From time to time, the Company will collect customer payments related to factored receivables, which are not remitted to the counterparty prior to the end of the period due to the timing of receiving funds from the customer. As of July 3, 2026 and June 27, 2025, the Company had collected $391 and $7,835, respectively, that was not remitted to the counterparty by period end. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on the Company's Consolidated Balance Sheet. The decrease in the receivable for these collections is reflected within the change in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the fiscal year ended July 3, 2026.
The Company had $72,313 of factored accounts receivable, of which $71,922 was included within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $391 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of July 3, 2026. The Company had $59,999 of factored accounts receivable, of which $52,164 was included within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $7,835 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of June 27, 2025. The Company incurred factoring fees of approximately $1,709 and $1,758 for fiscal years 2026 and 2025, respectively.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, unbilled receivables and costs in excess of billings. The Company places its cash and cash equivalents with financial institutions of high credit quality. As of July 3, 2026 and June 27, 2025, the Company had $214,306 and $309,099, respectively, of cash and cash equivalents on deposit or invested with its financial and lending institutions.
The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. As of July 3, 2026, five customers accounted for 54% of the Company's accounts receivable, unbilled receivables and costs in excess of billings. As of June 27, 2025, five customers accounted for 48% of the Company’s accounts receivable, unbilled receivables and costs in excess of billings.
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

SEGMENT INFORMATION
The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its business on the basis of one reportable segment, as a global leader in aerospace and defense electronics, providing breakthrough capabilities in signal and data processing. See Note Q for additional information.
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
Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three years. For software developed for internal use, all external direct costs for material and services and certain payroll and related fringe benefit costs are capitalized in accordance with ASC 350. During fiscal 2026, 2025 and 2024, the Company capitalized $915, $444 and $2,086 of software development costs, respectively.
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

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Beginning balance	$2,945	$5,721	$1,282
Accruals for warranties issued during the period	3,571	1,210	6,270
Settlements made during the period	(3,017)	(3,986)	(1,831)
Ending balance	$3,499	$2,945	$5,721
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
Basic and diluted weighted average shares outstanding were as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Basic weighted-average shares outstanding	59,460	58,746	57,738
Effect of dilutive equity instruments	—	—	—
Diluted weighted-average shares outstanding	59,460	58,746	57,738
Equity instruments to purchase or receive, via restricted stock awards and deferred stock awards, 2,738, 2,594 and 2,501 shares of common stock were not included in the calculation of diluted net earnings per share for the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024, respectively, because the equity instruments were anti-dilutive.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) includes changes in fair value of derivative instruments, foreign currency translation adjustments and pension benefit plan adjustments. The components of AOCI included the change in fair value of derivative instruments, net of tax adjustments and totaled $134, $(4,666), and $(833) for the fiscal years ended July 3, 2026, June 27, 2025, and June 28, 2024, respectively. Also included are $8,582, $(20) and $380 of foreign currency translation adjustments for the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024, respectively, and pension benefit plan adjustments totaled $(984), $(1,809) and $(1,383) for the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024, respectively.

A summary of the change in component of Accumulated other comprehensive income, net of tax is provided below:

	Foreign currency translation adjustments, net of tax	Deferred compensation and pension benefit plan, net of tax	Change in fair of derivative instruments, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2023	$1,351	$4,622	$5,856	$11,829
Other comprehensive income (loss), net of tax	380	(1,383)	(833)	(1,836)
Balance at June 28, 2024	1,731	3,239	5,023	9,993
Other comprehensive loss, net of tax	(20)	(1,809)	(4,666)	(6,495)
Balance at June 27, 2025	1,711	1,430	357	3,498
Other comprehensive income (loss), net of tax	8,582	(984)	134	7,732
Balance at July 3, 2026	$10,293	$446	$491	$11,230
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU affect entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805. The ASU is effective for fiscal years beginning after December 15, 2025, and all interim periods within applicable annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its Consolidated financial statements.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective June 28, 2025, the Company adopted ASU No. 2023-09, Improvement to Income Tax Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU enact new income tax disclosure requirements in addition to modifying existing requirements. The amendment requires entities to categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The adoption of this update did not have a material impact on the Company's consolidated financial statements but resulted in expanded disclosure in the Notes to the Consolidated Financial Statements.
C.Fair Value of Financial Instruments
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of July 3, 2026:

	Fair Value Measurements
	July 3, 2026	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1,576	$—	$1,576	$—
Total measured at fair value	$1,576	$—	$1,576	$—
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
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of July 3, 2026, the fair value of the September 2023 Swap was a liability of $1,576 and is included within Accrued expenses in the Company's Consolidated Balance Sheets.
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 27, 2025:

	Fair Value Measurements
	June 27, 2025	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5,391	$—	$5,391	$—
Total measured at fair value	$5,391	$—	$5,391	$—

As of June 27, 2025, the fair value of the September 2023 Swap was a liability of $5,391 and included within Other non-current liabilities in the Company's Consolidated Balance Sheets.
Refer to Note R for further information regarding the September 2023 Swap.

D.Inventory
During fiscal 2026, the Company reclassified $4,444 of work in process inventory to Property and equipment, net to support a test lab and demonstration room for its technologies and to meet anticipated production demands for its solutions through additional testing capabilities. Inventory was comprised of the following:

	As of
	July 3, 2026	June 27, 2025
Raw materials	$210,538	$195,496
Work in process	134,601	118,376
Finished goods	21,829	19,048
Total	$366,968	$332,920
E.Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	As of
		July 3, 2026	June 27, 2025
Computer equipment and software	3-4	$160,411	$149,342
Furniture and fixtures	5	11,692	23,176
Leasehold improvements	lesser of estimated useful life or lease term	73,780	74,278
Machinery and equipment	5-10	207,724	168,412
		453,607	415,208
Less: accumulated depreciation		(345,194)	(313,768)
Property and equipment, net		$108,413	$101,440
The $6,973 increase in Property and equipment, net was primarily due to capital expenditures of $34,301 and the reclassification of work in process inventory to equipment of $4,444, partially offset by depreciation expense.
During fiscal 2026 and 2025, the Company retired $161 and $991, respectively, of computer equipment and software, furniture and fixtures, leasehold improvements, and machinery and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the fiscal years ended July 3, 2026, June 27, 2025 and June 28, 2024 was $33,779, $39,178 and $40,369, respectively.
F.Goodwill
In fiscal 2026, the Company completed its internal reorganization, which changed how segment management reviewed discrete financial information, by consolidating two divisions into a single integrated structure that unified all lines of business and matrixed business functions. The Company's U.S.-based businesses are now aligned into two product-oriented reporting units, Signal Technologies and Processing Technologies, a third reporting unit focused on more comprehensive solutions, Integrated Processing Solutions, and a fourth reporting unit is dedicated to bringing its advanced edge processing capabilities to the international market, Europe, the Middle East and Africa ("EMEA").
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across four reporting units: Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA. Accordingly, these were determined to be the Company's reporting units.
The Company assesses potential triggering events during interim reporting periods. During the second quarter ended December 26, 2025, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that the internal reorganization and change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the reorganization. The testing indicated that the fair values of the

Company's reporting units each had an estimated fair value substantially in excess of their carrying values. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization.
The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2026. Based on the quantitative evaluation, the Company determined that the Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA reporting units had estimated fair values that substantially exceeded their carrying values. The Company concluded that its goodwill was not impaired.
The Company is required to perform the next annual goodwill impairment analysis during the fourth quarter of fiscal year 2027. Adverse changes to the underlying information assumptions used in its assessment of potential triggering events could require the Company to perform an interim impairment test. If assumed revenue growth rate and cash flow projections are not achieved in future periods or the Company’s common stock price significantly declines from current levels, among other factors, its Signal Technologies, Processing Technologies, Integrated Processing Solutions, and EMEA reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired. Any impairment charges that the Company may record in the future could be material to its results of operations and financial condition.
In fiscal 2026, the Company assigned goodwill to the new reporting units based on the relative fair value of transferred operations. The following table sets forth the changes in the carrying amount of goodwill for the twelve months ended July 3, 2026:

Total
Balance at June 27, 2025	$938,093
Foreign currency translation adjustments	4,326
Balance at July 3, 2026	$942,419
G.Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
July 3, 2026
Customer relationships	$305,551	$(173,162)	$132,389	12.6 years
Licensing agreements and patents	6,662	(4,167)	2,495	5.0 years
Completed technologies	127,126	(86,190)	40,936	9.4 years
	$439,339	$(263,519)	$175,820
June 27, 2025
Customer relationships	$340,110	$(182,656)	$157,454	12.2 years
Licensing agreements and patents	4,162	(3,086)	1,076	5.0 years
Completed technologies	125,586	(73,505)	52,081	9.4 years
	$469,858	$(259,247)	$210,611
Estimated future amortization expense for intangible assets remaining at July 3, 2026 is as follows:

Fiscal Year	Totals
2027	$36,488
2028	32,625
2029	29,331
2030	24,596
2031	14,242
Thereafter	38,538
Total future amortization expense	$175,820
The Company reviews net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on the Company’s last assessment, the Company believes that the carrying values of net intangible assets were recoverable as of July 3, 2026. However, if business conditions deteriorate, the Company may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that the Company may record in the future could be material to the results of operations and financial condition.
During fiscal 2026, the Company acquired completed technologies of $1,540 with a useful life of 5 years in connection with the Company's asset acquisition of a provider of specialized manufacturing processes.
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
During fiscal 2026, the Company incurred $5,939 of restructuring charges in connection with workforce reductions that eliminated approximately 100 positions, predominantly in selling, general and administrative, research and development, and manufacturing.
During fiscal 2025, the Company incurred $7,216 of restructuring charges in connection with workforce reductions that eliminated approximately 145 positions, predominantly in research and development.
All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss and any remaining severance obligations are expected to be paid within the next twelve months. The remaining restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

Severance & Related
Restructuring liability at June 28, 2024	$8,758
Restructuring charges	7,216
Cash paid	(14,768)
Restructuring liability at June 27, 2025	1,206
Restructuring charges	5,939
Cash paid	(6,101)
Restructuring liability at July 3, 2026	$1,044
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
SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental operating lease balance sheet information is summarized as follows:

	As of	As of
	July 3, 2026	June 27, 2025
Operating lease right-of-use assets, net	$47,713	$52,264

Accrued expenses(1)	$13,586	$11,810
Operating lease liabilities	45,829	52,738
Total operating lease liabilities	$59,415	$64,548
    (1) The short term portion of the Operating lease liabilities is included within Accrued expenses on the Consolidated Balance Sheet.

OTHER SUPPLEMENTAL INFORMATION
Other supplemental operating lease information is summarized as follows:

	For the Fiscal Year Ended
	July 3, 2026	June 27, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$10,952	$11,401
Right-of-use assets obtained in exchange for new lease liabilities	$7,026	$2,261
Weighted average remaining lease term	4.7 years	5.7 years
Weighted average discount rate	5.72%	5.59%
MATURITIES OF LEASE COMMITMENTS
Maturities of operating lease commitments as of July 3, 2026 were as follows:

Fiscal Year	Totals
2027	$16,646
2028	15,237
2029	12,160
2030	9,529
2031	7,964
Thereafter	6,835
Total lease payments	68,371
Less: imputed interest	(8,956)
Present value of operating lease liabilities	$59,415
During fiscal 2026, 2025 and 2024 the Company recognized operating lease expense of $15,157, $14,587, and $13,775, respectively. There were no material restrictions, covenants, sale and leaseback transactions, variable lease payments or residual value guarantees imposed by the Company's leases at July 3, 2026.
J.Income Taxes
The components of (loss) income before income taxes and income tax provision (benefit) were as follows:

	Fiscal Years
	2026	2025	2024
(Loss) income before income taxes:
United States	$(7,055)	$(53,335)	$(183,263)
Foreign	(21,834)	2,911	(6,012)
	$(28,889)	$(50,424)	$(189,275)
Tax (benefit) provision:
Federal:
Current	$(2,742)	$(609)	$(19,791)
Deferred	3,451	(10,212)	(21,274)
	709	(10,821)	(41,065)
State:
Current	(231)	392	(3,016)
Deferred	117	(2,306)	(7,937)
	(114)	(1,914)	(10,953)
Foreign:
Current	189	175	95
Deferred	—	40	288
	189	215	383
	$784	$(12,520)	$(51,635)

The Company's income tax payments, net of tax refunds by jurisdiction were as follows:

Year Ended July 3, 2026
United States federal	$500
United States state and local:
New Hampshire	212
Texas	95
Maryland	86
Other	97
United States state and local	490
Foreign:
United Kingdom	179
Other	5
Foreign	184
Total cash paid for income taxes, net of refunds	$1,174
Cash paid for income taxes, net of refunds, was $365 and $(9,315) in fiscal 2025 and 2024, respectively (as previously disclosed, prior to the adoption of ASU 2023-09).
The following is the reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate for fiscal 2026, after the adoption of ASU 2023-09:

	Year Ended July 3, 2026
	Amount	Percentage
United States federal statutory income tax rate	$(6,078)	(21.0)%

State income tax, net of federal tax benefit	(434)	(1.5)
Foreign tax effects
Switzerland
Changes in valuation allowance	2,992	10.3
Rate differential	1,654	5.7
Other foreign jurisdictions	60	0.3
Tax credits
Research and development tax credits	(75)	(0.3)
Non-taxable or non-deductible items
Non-deductible compensation	5,698	19.7
Excess tax benefit related to stock compensation	(2,542)	(8.8)
Changes in unrecognized tax benefits	(558)	(1.9)
Other	67	0.2

Effective tax rate	$784	2.7%

The following is the reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate for fiscal 2025 and fiscal 2024, prior to the adoption of ASU 2023-09:

	Fiscal Years
	2025	2024
Tax benefit at federal statutory rates	(21.0)%	(21.0)%
State income tax, net of federal tax benefit	(6.5)	(5.9)
Research and development tax credits	(2.0)	(3.7)
Provision to return	1.2	(0.1)
Excess tax provision related to stock compensation	0.7	1.4
Foreign income tax rate differential	(0.3)	0.2
Non-deductible compensation	4.6	0.9
Reserves for unrecognized income tax benefits	(3.0)	0.2
Valuation allowance	(0.9)	0.7
Foreign derived intangible income	(0.3)	—
Global intangible low-taxed income	1.3	—
Other	1.4	—
	(24.8)%	(27.3)%
The effective tax rate for fiscal 2026 differed from the federal statutory rate primarily due to nondeductible compensation and valuation allowances recorded, partially offset by tax benefits related to stock compensation.
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

The components of the Company’s net deferred tax assets (liabilities) were as follows:

	As of
	July 3, 2026	June 27, 2025
Deferred tax assets:
Inventory valuation and receivable allowances	$30,748	$26,968
Accruals	14,355	13,138
Stock compensation	5,404	4,477
Federal and state research and development tax credit carryforwards	18,503	18,605
Research and development expenditures	27,672	57,997
Interest expense carryforward	8,474	11,620
Federal and state net operating loss carryforward	20,725	3,277
Foreign net operating loss carryforward	6,463	3,435
Operating lease liabilities	15,487	17,493
Deferred revenue	4,043	2,951
Other	443	316
	152,317	160,277
Valuation allowance	(19,412)	(17,416)
Total deferred tax assets	132,905	142,861
Deferred tax liabilities:
Property and equipment	(5,331)	(9,861)
Intangible assets	(46,255)	(48,280)
Operating lease right-of-use assets, net	(12,339)	(14,164)
Other	(1,792)	(1,540)
Total deferred tax liabilities	(65,717)	(73,845)
Net deferred tax assets	$67,188	$69,016
At July 3, 2026, the Company has gross state research and development tax credit carryforwards of $15,435, $12,193 net of federal benefit, of which a portion will expire each fiscal year through fiscal year 2041. The Company maintains a valuation allowance on the majority of the Company’s state research and development tax credit carryforwards. The Company has gross federal research and development tax credit carryforwards of $6,067, of which a portion will expire starting in fiscal year 2043.
At July 3, 2026, the Company has gross interest expense carryforwards of $31,269, which have an indefinite life, gross state net operating loss carryforwards of $129,229, which will expire starting in fiscal year 2040 and gross foreign net operating loss carryforwards of $42,737 which will expire starting in fiscal year 2029. The Company maintains a valuation allowance on all foreign net operating loss carryforwards.
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
The changes in the Company’s income tax reserves for gross unrecognized income tax benefits, including interest and penalties, are summarized as follows:

	Fiscal Years
	2026	2025
Unrecognized tax benefits, beginning of period	$4,046	$7,713
Increases for tax positions taken during the current period	280	518
Decreases for tax positions taken related to a prior period	(285)	(3,094)
Decreases as a result of a lapse of the applicable statute of limitations	(554)	(1,091)
Unrecognized tax benefits, end of period	$3,487	$4,046
The Company has $3,487 of unrecognized income tax benefits as of July 3, 2026. If released, all $3,487 of these unrecognized income tax benefits would reduce the Company’s income tax provision.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The total amount of interest and penalties accrued was $887 and $878 as of July 3, 2026 and June 27, 2025, respectively, and the amount of interest and penalties accrued (released) and recognized was $9 and $(496) during July 3, 2026 and June 27, 2025, respectively.
The Company’s major tax jurisdiction is the U.S. (Federal and state) and the open tax years are fiscal 2020 through 2026.
K.Commitments and Contingencies
LEGAL CLAIMS
The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to those matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations or financial position.
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, Freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts (the “Site”) contributed to the groundwater contamination, and NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the Site at a level above the standard that MassDEP published for PFAS in October 2020. The Company had not been contacted by MassDEP regarding PFAS since the response was provided in November 2021 until October 30, 2025, when MassDEP sent a Notice of Responsibility to the Company reporting that the Company, as successor to a former owner and operator of the Site, and Laine Realty Trust, the current owner of the Site, are responsible parties related to alleged releases of Freon at the Site. The Company engaged a licensed site professional, responded to the notice from MassDEP, and negotiated a site access agreement with the current owner for soil testing. The soil test results did not detect reportable levels of the contaminants cited in the MassDEP notice, and the licensed site professional is preparing a report to close out the Notice of Responsibility that the Company received in October 2025. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 19, 2023, the Board of Directors received notice of the Company’s former CEO’s resignation from his positions of President and Chief Executive Officer. The Board accepted his resignation effective June 24, 2023. In his notice, the former CEO claimed he was entitled to certain benefits, including equity vesting, severance, and other benefits, under his change in control severance agreement (the “CIC Agreement”) because the former CEO had resigned with good reason during a potential change in control period. The Company disputes these claims and maintains that the former CEO resigned without good reason. On September 19, 2023, the former CEO filed for binding arbitration under the employment rules of the American Arbitration Association (“AAA”). An arbitrator was appointed on November 29, 2023. On March 25, 2024, the arbitrator denied the former CEO’s motion for compensation during the dispute and payment of his legal fees, preserving those matters for the arbitration hearing. An arbitration hearing was conducted from March 31, 2025 through April 9, 2025. Following the arbitration hearing, the parties filed post-hearing briefs on May 16, 2025, response briefs on June 13, 2025 and conducted oral arguments on June 30, 2025. On August 13, 2025, the arbitrator issued an interim award finding that the former CEO did not have good reason for termination under the CIC Agreement, rejecting the former CEO’s claims for enhanced severance payments and accelerated stock vesting. However, the arbitrator found that the former CEO is entitled to compensation during the dispute under the agreement. The arbitrator awarded the former CEO cash compensation including base salary, interest and bonus, but the arbitrator declined to award the former CEO shares of Mercury stock (or the value thereof) because the arbitrator determined it was unclear whether he had jurisdiction to review the effect of Mercury’s Human Capital and Compensation Committee decision to rescind and cancel such stock awards. The arbitrator also awarded the former CEO all reasonable legal fees and expenses incurred in the arbitration per the CIC Agreement, finding no bad faith in his pursuit of the claims, and rejected the Company’s counterclaims. On September 12, 2025, the former CEO filed a complaint in Massachusetts state court seeking to vacate the interim arbitration award in part, as to the shares of Mercury’s stock the arbitrator declined to award. On December 30, 2025, the parties executed a settlement agreement resolving the claims in both the arbitration proceeding and the Massachusetts state court lawsuit in exchange for a payment of $5,000 from the Company to the former CEO. The payment was completed on December 30, 2025, the arbitration proceeding has been closed, and the Massachusetts state court lawsuit has been dismissed.

On December 13, 2023, a securities class action complaint was filed against the Company, Mark Aslett, and Michael Ruppert in the U.S. District Court for the District of Massachusetts. The complaint asserted Section 10(b) and 20(a) securities fraud claims on behalf of a purported class of purchasers and sellers of the Company’s stock from December 7, 2020, through June 23, 2023. The complaint alleged that the Company’s public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 27, 2024, the Court entered an order appointing Carpenters Pension Trust Fund for Northern California as lead plaintiff. On April 18, 2024, the lead plaintiff filed an amended complaint including William Ballhaus and David Farnsworth as additional defendants and amended the class period to February 3, 2021 through February 6, 2024. The Company filed a motion to dismiss on May 24, 2024, and after the plaintiffs’ filed their opposition motion and the Company filed its reply to their opposition, a hearing on the motion was conducted by the Court on July 24, 2024. On July 24, 2024, the Court dismissed the case without prejudice and permitted the plaintiffs 30 days to file an amended complaint. The plaintiffs filed for leave to amend their complaint on August 23, 2024, the Company filed its opposition motion on September 6th, the plaintiffs filed their response brief on September 17, 2024, and the Company filed its reply on September 30, 2024. On February 20, 2025, the Court issued an order that dismissed claims relating to 14 of 17 challenged statements and that allowed the remaining three challenged statements to proceed. The Court also dismissed Messrs. Ruppert and Farnsworth from the lawsuit. Subject to the terms of the Company’s by-laws and applicable Massachusetts law, Mr. Aslett and Mr. Ballhaus are indemnified by the Company for the federal securities class action. While in discovery, the parties participated in a mediation on September 11, 2025. After the mediation, all parties to the securities class action lawsuit agreed to a settlement in principle to resolve the litigation for $32,500, which settlement in principle was subject to a final settlement agreement and review and approval by the Court. On April 21, 2026, five funds associated with Starboard Value LP (“Starboard”), representing approximately 14% of the class, requested exclusion from the class by sending notice to the settlement administrator. The Court approved the settlement on June 5, 2026. The Company’s directors’ and officers’ liability insurers have funded the $32,500 settlement escrow account for distribution by the settlement administrator.
On June 8, 2026, Starboard sued the Company, Mark Aslett and Michael Ruppert in Massachusetts Superior Court in Essex County with claims based on the federal securities class action lawsuit and separate claims arising from Starboard’s ownership of Company stock and a related standstill agreement signed in June 2022. On July 30, 2026, the Company filed a motion to dismiss the lawsuit. The Company believes the Starboard claims are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter. In connection with Starboard’s claims, the Company may incur substantial legal fees and liabilities which may not be covered by the Company’s applicable directors’ and officers’ liability insurance.
On October 11, 2024, the Company received a shareholder derivative demand on behalf of Robert Sawyer alleging substantially the same claims as those covered in the federal securities class action. On February 28, 2025, the Company received a derivative demand on behalf of James Jones alleging substantially the same claims as those covered in the federal securities class action and the Robert Sawyer derivative demand. On May 20, 2025, the Board of Directors formed a Special Investigation Committee of independent directors to investigate the subject matters of the demand letters. On June 6, 2025, James Jones, on behalf of nominal defendant Mercury Systems, Inc., filed a derivative complaint in Massachusetts Superior Court in Essex County against Mark Aslett, Michael Ruppert, William Ballhaus, David Farnsworth, Orlando Carvalho, Lisa Disbrow, Barry Nearhos, Howard Lance, Debora Plunkett, Gerard DeMuro, Scott Ostfeld, Roger Krone, William O’Brien, Vincent Vitto, James Bass, Michael Daniels and Mary Louise Krakauer, all current or former Mercury officers or directors. This derivative action was stayed while the Special Investigation Committee conducted its investigation. On July 17, 2025, the Company received a derivative demand on behalf of Pauline McKinnon alleging substantially the same claims as those covered in the federal securities class action and the James Jones and Robert Sawyer derivative demands. The Company and the shareholder derivative claimants have agreed to a settlement of $600 with certain corporate governance reforms, subject to Court approval. As of July 3, 2026, a $600 receivable and payable were included within Prepaid expenses and other current assets and Accrued expenses in the Company's Consolidated Balance Sheet, respectively, with respect to the settlement. The increases in the receivable and payable were reflected within the changes in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for fiscal 2026.
On January 31, 2024, a former employee at the Company's Torrance, California location, filed a wage and hour class action lawsuit in California state court in Los Angeles County, along with a companion Private Attorneys General Act (“PAGA”) lawsuit, to act in a representative capacity for other Mercury Mission Systems, LLC employees in California, alleging a range of violations of California wage and hour regulations. On October 1, 2024, a second former employee at our Torrance location filed a PAGA notice to act in a representative capacity on allegations of a range of violations of California wage and hour regulations. On December 21, 2024, the Company reached an agreement in principle to settle these wage and hour class action claims for $450, which settlement in principle was subject to a final settlement agreement and review and approval by the Court. On March 4, 2026, the Court granted final approval of the settlement. On April 1, 2026, the class administrator determined that the final payment amount would include $5 for employer tax obligations, bringing the final settlement amount to $455. On April 30, 2026, the Company paid the settlement amount.

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
INDEMNIFICATION OBLIGATIONS
The Company's standard product sales and license agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright or other IP infringement claim by any third party with respect to the Company's products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited.
PURCHASE COMMITMENTS
As of July 3, 2026, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $269,211.
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
Maturity
The Revolver has a 5-year maturity and will mature on November 4, 2030.
Interest Rates and Fees
Borrowings under the Revolver bear interest at floating rates tied to Secured Overnight Financing Rate (“SOFR”) plus an applicable percentage in the case of dollar denominated loans or, in the case of certain other currencies, such alternative floating rates as agreed. The interest rate applicable to outstanding loans has initially been set at SOFR plus 1.25% and in future fiscal quarters will be established pursuant to a pricing grid based on the Company’s total net leverage ratio.
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
As of July 3, 2026, the Company was in compliance with all covenants and conditions under the Revolver and there were outstanding borrowings of $441,500 and $591,500 against the Revolver for the fiscal years ended July 3, 2026 and June 27, 2025, respectively. The Company incurred interest expense of $29,590 and $33,430 for fiscal years ended July 3, 2026 and June 27, 2025, respectively. The current borrowing capacity as defined under the Revolver as of July 3, 2026 is approximately $850,000, of which we had outstanding borrowings against of $441,500. There were outstanding letters of credit of $4,154 as of July 3, 2026.
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
At July 3, 2026, the accumulated benefit obligation of the Plan equals the fair value of the Plan's assets. The Plan's funded status at July 3, 2026 and June 27, 2025 was a net liability of $3,053 and $5,282, respectively, which is recorded in Other non-current liabilities on the Consolidated Balance Sheets. The Company recognized net periodic benefit gains of $2,675 and $1,233 associated with the Plan and a net loss of $984 and 1,809 in AOCI during the fiscal years ended July 3, 2026 and June

27, 2025, respectively. Total employer contributions to the Plan were $598 during the year ended July 3, 2026, and the Company's total expected employer contributions to the Plan during fiscal 2027 are $412.
The following table reflects the total pension benefits expected to be paid from the Plan, which is funded from contributions by participants and the Company.

Fiscal Year	Total
2027	$444
2028	448
2029	458
2030	670
2031	654
Thereafter (next 5 years)	3,268
Total	$5,942
The following table outlines the components of net periodic benefit cost of the Plan for the fiscal years ended July 3, 2026 and June 27, 2025:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025
Service cost	$833	$1,164
Interest cost	211	320
Expected return on assets	(155)	(247)
Amortization of prior service cost	(225)	(227)
Settlement gain recognized	179	(181)
Curtailment gain recognized	(3,518)	(2,062)
Net periodic benefit gain	$(2,675)	$(1,233)
During fiscal year 2026, due to a reduction in force that impacted 39 employees, there was a $3,518 plan curtailment.
The following table reflects the related actuarial assumptions used to determine net periodic benefit cost of the Plan for the fiscal years ended July 3, 2026 and June 27, 2025:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025
Discount rate	1.25%	1.20%
Expected rate of return on Plan assets	1.25%	1.25%
Expected inflation	1.00%	1.00%
Rate of compensation increases	3.00%	3.00%
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

The PBO represents the present value of Plan benefits earned through the end of the year, with an allowance for future salary and pension increases as well as turnover rates. The following table presents the change in projected benefit obligation for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025
Projected benefit obligation, beginning	$17,722	$21,878
Service cost	833	1,164
Interest cost	211	320
Employee contributions	3,755	1,106
Actuarial gain	593	2,046
Benefits (received) paid	(217)	557
Settlements	(9,026)	(10,299)
Plan amendment	—	(22)
Curtailment	(3,205)	(1,750)
Foreign exchange loss	122	2,722
Projected benefit obligation at end of year	$10,788	$17,722
The following table presents the change in Plan assets for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025
Fair value of Plan assets, beginning	$12,440	$16,873
Actual return on Plan assets	48	1,125
Company contributions	598	978
Employee contributions	3,755	1,106
Benefits (received) paid	(217)	557
Settlements	(9,026)	(10,299)
Foreign exchange gain	137	2,100
Fair value of Plan assets at end of year	$7,735	$12,440
The following table presents the Company's reconciliation of funded status for the period presented:

	As of
	July 3, 2026	June 27, 2025
Projected benefit obligation at end of year	$10,788	$17,722
Fair value of plan assets at end of year	7,735	12,440
Funded status	$(3,053)	$(5,282)
The fair value of Plan assets was $7,735 at July 3, 2026. The Plan is denominated in a foreign currency, the Swiss Franc, which can have an impact on the fair value of Plan assets. The Plan was not subject to material fluctuations during the years ended July 3, 2026 or June 27, 2025. The Plan’s assets are administered by an independent pension fund foundation (the “foundation”). As of July 3, 2026, the foundation has invested the assets of the Plan in various investments vehicles, including cash, real estate, equity securities, and bonds. The investments are measured at fair value using a mix of Level 1, Level 2 and Level 3 inputs.
401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. Expense recognized by the Company for matching contributions related to the 401(k) plan was $19,181, $14,900, and $15,853 during the fiscal years ended July 3, 2026, June 27, 2025, and June 28, 2024, respectively.

Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and currently matches participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash-based deferral credited to participants’ account balances). The Company’s matching obligations for participant deferrals made during calendar year 2024 and 2025 were subject to a financial performance condition for the Company's four fiscal quarters corresponding to the respective calendar year. Each of these financial performance conditions was subsequently determined to have been fully satisfied, and the deferred stock units issued in respect of the Company's matching obligations vested accordingly. Participant deferrals under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to other income. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of July 3, 2026, the Company held assets under the rabbi trust of $983, was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $983. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Accrued compensation in the Consolidated Balance Sheets. During the fiscal years ended July 3, 2026 and June 27, 2025, the Company recognized an immaterial value of compensation expense as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as other income attributable to changes in the market value of the assets held by the rabbi trust.
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
O.Share Repurchase Program
On November 3, 2025, the Board of Directors authorized a share repurchase program for the purchase of up to $200,000 of the Company’s outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. All share repurchases are made in accordance with Rule 10b-18. During the fiscal year ended July 3, 2026, 222 shares of the Company's common stock were repurchased and immediately retired under the share repurchase program at an average cost of $67.70 per share. As of July 3, 2026, there was $185,003 available for future share repurchases under this share repurchase program.
P.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Company’s 2025 Long Term Incentive Plan (as amended from time to time, the “2025 Plan”) was adopted by the Company’s Board of Directors in July 2025 and approved by the Company’s shareholders on October 22, 2025. At July 3, 2026, the aggregate number of shares authorized for issuance under the 2025 Plan is 2,003 shares, including 1,900 shares approved by the Company’s shareholders on October 22, 2025 and 103 shares by virtue of awards forfeited from and after October 22, 2025 under a predecessor stock incentive plan, the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”). The shares authorized for issuance under the 2025 Plan will continue to be increased to the extent that any award previously granted under the 2018 Plan is forfeited, terminates, expires, lapses without being exercised or is settled for cash in the future. The 2025 Plan provides for the grant to employees and non-employees of non-qualified and incentive stock options, stock appreciation rights, time-based and performance-based restricted stock awards or units, and deferred stock awards or units. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and have a maximum exercisable term of ten years. Under the share counting rules applicable to the 2025 Plan, each share issued pursuant to a stock option or stock appreciation right counts as half a share against the available share reserve, and each share issued pursuant to any other award (a “full value” award) counts as one share against the available reserve. Accordingly, at July 3, 2026, a maximum of 3,916 shares underlying future awards of stock options and stock appreciation rights are issuable under the 2025 Plan, and a maximum of 1,958 shares underlying future full value awards are issuable under the 2025 Plan.
As part of the Company's ongoing annual equity grant program for employees, the Company grants performance-based restricted stock unit awards to certain executives and employees pursuant to the 2025 Plan (and prior to October 22, 2025, the 2018 Plan). Performance awards vest based on the requisite service period subject to the achievement of specific financial performance targets. Based on the performance targets, some of these awards require graded vesting which results in more rapid expense recognition compared to traditional time-based vesting over the same vesting period. The Company monitors the probability of achieving the performance targets on a quarterly basis and may adjust periodic stock compensation expense accordingly based on its determination of the likelihood for reaching targets. The performance targets generally include the achievement of financial performance goals. Payouts under performance-based restricted stock unit awards may also be subject to adjustment based on Mercury's total shareholder return.
EMPLOYEE STOCK PURCHASE PLAN
The Company's 1997 Employee Stock Purchase Plan, as amended and restated (the “1997 ESPP”) was terminated in accordance with its terms effective May 14, 2024. Under the 1997 ESPP, rights were granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 1997 ESPP permitted employees to purchase common stock through payroll deductions, which may not have exceeded 10% of an employee’s compensation as defined in the 1997 ESPP. The number of shares issued under the 1997 ESPP during fiscal years 2026, 2025 and 2024 was 0, 0, and 167, respectively. There were an immaterial amount of shares related to the 1997 Plan issued and returned to the reserve during fiscal 2025.
The Company adopted a new employee stock purchase plan (the “2024 ESPP”) in April 2024, which was approved by the Company's shareholders on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. During 2026, 116 shares were issued under the 2024 ESPP. Shares available for future purchase under the 2024 ESPP totaled 754 as of July 3, 2026.
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
The following table summarizes activity with respect to Company-issued stock options since June 28, 2024:

Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of 6/28/2024
Outstanding at June 28, 2024	934	12.71	$45.00	3.69 years	—
Granted	—		$—
Exercised	—		$—
Cancelled	—		$—
Outstanding at June 27, 2025	934	$12.71	$45.00	2.75 years	$—
Granted	—		$—
Exercised	—		$—
Cancelled	—		$—
Outstanding at July 3, 2026	934	$12.71	$45.00	2.04 years	$—
Exercisable at July 3, 2026	—	$—	$—	—	$—
There were no options vested or exercised during fiscal year 2026. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of July 3, 2026, there was $2,126 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period 1.04 years from July 3, 2026.

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
The following table summarizes the status of the Company’s non-vested restricted stock awards and deferred stock awards since June 28, 2024:

	Non-Vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2024	1,526	$41.35
Granted	939	41.47
Vested	(409)	44.69
Forfeited	(314)	41.40
Outstanding at June 27, 2025	1,742	$40.37
Granted	573	69.40
Vested	(495)	41.14
Forfeited	(148)	48.23
Outstanding at July 3, 2026	1,672	$45.50
The total fair value of restricted stock awards vested during fiscal years 2026, 2025 and 2024 was $33,549, $16,643 and $15,994, respectively.
STOCK-BASED COMPENSATION EXPENSE
The Company recognizes expense for its share-based payment plans in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 718. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period.
The following table presents share-based compensation expenses from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Cost of revenues	$5,584	$1,205	$2,919
Selling, general and administrative	29,197	17,809	16,936
Research and development	6,351	6,005	5,814
Stock-based compensation expense before tax	41,132	25,019	25,669
Income taxes(1)	(11,106)	(6,755)	(6,931)
Stock-based compensation expense, net of income taxes	$30,026	$18,264	$18,738
(1) Federal and state statutory rate of 27%
Q.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief executive officer who acts as its chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting (“ASC 280”) to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there has been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.

The Company adopted ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, as of March 29, 2025. The CODM utilizes Net loss that is reported on the Consolidated Statements of Operations and Comprehensive Loss to assess operating performance and make decisions related to resource allocation. The Company's significant segment expenses include stock-based compensation and depreciation which are disclosed in Note P and Note E, respectively. Any other significant segment expenses which are regularly provided to the CODM are provided on the Consolidated Statements of Operations and Comprehensive Loss. The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in Note E.
The geographic distribution of the Company’s revenues as determined by order origination based on the country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Asia Pacific	Eliminations	Total
YEAR ENDED JULY 3, 2026
Net revenues to unaffiliated customers	$944,339	$39,283	$—	$—	$983,622
Inter-geographic revenues	21,188	18,995	—	(40,183)	—
Net revenues	$965,527	$58,278	$—	$(40,183)	$983,622
Identifiable long-lived assets (1)	$103,265	$3,435	$—	$—	$106,700
YEAR ENDED JUNE 27, 2025
Net revenues to unaffiliated customers	$859,058	$52,962	$—	$—	$912,020
Inter-geographic revenues	11,072	9,868	—	(20,940)	—
Net revenues	$870,130	$62,830	$—	$(20,940)	$912,020
Identifiable long-lived assets (1)	$100,484	$956	$—	$—	$101,440
YEAR ENDED JUNE 28, 2024
Net revenues to unaffiliated customers	$785,881	$49,375	$19	$—	$835,275
Inter-geographic revenues	6,777	1,369	—	(8,146)	—
Net revenues	$792,658	$50,744	$19	$(8,146)	$835,275
Identifiable long-lived assets (1)	$107,655	$2,698	$—	$—	$110,353
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
The following table presents the Company's net revenue by end market for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Domestic (1)	$843,653	$746,306	$704,115
International/Foreign Military Sales (2)	139,969	165,714	131,160
Total Net Revenue	$983,622	$912,020	$835,275
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

The following table presents the Company's net revenue by end application for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Radar (1)	$188,819	$169,738	$102,084
Electronic Warfare (2)	113,279	96,918	107,211
Other Sensor and Effector (3)	145,692	98,833	129,035
Total Sensor and Effector	447,790	365,489	338,330
C4I (4)	399,752	398,161	383,012
Other (5)	136,080	148,370	113,933
Total Net Revenues	$983,622	$912,020	$835,275
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Components (1)	$205,127	$189,983	$192,473
Modules and Sub-assemblies (2)	289,569	246,097	185,587
Integrated Solutions (3)	488,926	475,940	457,215
Total Net Revenues	$983,622	$912,020	$835,275
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
The following table presents the Company's net revenue by platform for the periods presented:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Airborne (1)	$372,538	$410,677	$431,277
Land (2)	219,945	166,250	115,781
Naval (3)	110,614	86,888	78,967
Space (4)	78,021	55,972	60,546
Other (5)	202,504	192,233	148,704
Total Net Revenues	$983,622	$912,020	$835,275
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
(5) All platforms other than Airborne, Land, Naval or Space.

Customers comprising 10% or more of the Company’s revenues for the periods shown below are as follows:

	Fiscal Years Ended
	July 3, 2026	June 27, 2025	June 28, 2024
RTX Corporation	15%	13%	10%
Lockheed Martin Corporation	11%	10%	11%
Northrop Grumman	10%	*	*
U.S. Navy	*	10%	*
L3Harris	*	*	12%
	36%	33%	33%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company's revenues for the years ended July 3, 2026, June 27, 2025 and June 28, 2024.
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
As of September 28, 2023, the Company entered into interest rate swaps with a total notional amount of $300,000 to fix the interest rate associated with a portion of the $441,500 existing borrowings on the Company's Revolver at 4.66%. The Swap agreement is designated and qualified for hedge accounting treatment as a cash flow hedge and is scheduled to mature on February 28, 2027.
As of July 3, 2026, the fair value of the September 2023 Swap was a liability of $1,576 and is included within Accrued expenses in the Company's Consolidated Balance Sheets.
During fiscal year 2026, the Company amortized $3,524 of the gains associated with the interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within Accumulated other comprehensive income.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of July 3, 2026, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We conducted an evaluation as of July 3, 2026 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of July 3, 2026 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
(c)MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 3, 2026 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of July 3, 2026. The effectiveness of our internal control over financial reporting as of July 3, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report.
(d)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2026 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Insider Trading Arrangements
During the fourth quarter ended July 3, 2026, other than the arrangements discussed in Part II - Item 5 Insider Trading Arrangements, none of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.
Amendments to Performance Stock Awards Granted During Fiscal 2024
Effective August 14, 2026, the Human Capital and Compensation Committee of the Board of Directors (the “Compensation Committee”) approved amendments to performance stock awards granted during fiscal 2024 (the “2024 PSAs”) to each of our named executive officers other than our Chief Executive Officer, as further described below.
Prior to the effectiveness of the amendments, the 2024 PSAs provided for stock-based payouts of up to 200% of each recipient’s target shares based on the Company’s adjusted EBITDA margin and organic revenue performance for fiscal 2024-2026, subject to a modifier that could adjust award payouts upward or downward by up to 25 percentage points based on the Company’s total shareholder return relative to other Spade® Defense Index companies (“Relative TSR”) for fiscal 2024-2026. The specific details of these performance and payout criteria are set forth below.

	Financial Performance Measures			Market Performance Modifier
	Adjusted EBITDA Margin (50% Weighting)	Organic Revenue (50% Weighting)	Payout Factor (% of Target Shares)	Relative TSR Percentile Ranking	Adjustment to Payout Factor
Maximum	≥ 21.7%	≥ $3,467.2	200%	≥ 75th Percentile	Add 25%
Target	19.7%	3152.0	100%	50-55th Percentile	None
Threshold	17.7%	2836.8	50%	25th Percentile	Subtract 25%
Below Threshold	< 17.7%	< 2,836.8	0%	< 25th Percentile	Subtract 25%

For the fiscal 2024-2026 performance period, the Company’s adjusted EBITDA margin and organic revenue were 10.2% and $2,731, respectively, each of which was insufficient to earn any payout under the 2024 PSAs. However, during this same performance period the Company achieved a strong shareholder return of 265%, and a Relative TSR at the 74.4th percentile of Spade Defense Index companies, resulting in award recipients earning a calculated payout of 24.4% of their target shares.
Following the end of fiscal 2026, the Compensation Committee engaged in a comprehensive review of the Company’s fiscal 2024-2026 performance. As noted in our 2024 proxy statement, the Company’s 2024 financial performance was negatively impacted by transitory challenges – primarily relating to warranty and inventory reserves, changes in contract cost estimates, renegotiation of underperforming contracts and technical and production challenges relating to our common processing architecture – which were not anticipated at the time the performance targets for the 2024 PSAs were established, obscuring solid performance elsewhere in the business. Furthermore, these challenges emerged at a time that our leadership team was newly reconstituted, including our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, each of whom was appointed to their respective roles during or immediately prior to the start of fiscal 2024. Nonetheless, the Company responded to these challenges with considerable progress in our priority areas during 2024, accompanied by substantially improved financial results in the second half of fiscal 2024 and continuing with strong performance through fiscal 2025 and 2026.
The Committee further instructed its independent compensation consultant to prepare a review of the alignment of pay with performance for each of our named executive officers during the fiscal 2024-2026 time period, including alternatives for addressing dislocations in a manner that maintains our desired pay-for-performance philosophy consistent with the continuing leadership team’s financial and shareholder return achievements. Following a review of this analysis and of the Company’s performance as described above, the Committee determined to amend the 2024 PSAs awarded to our Chief Financial Officer, Chief Legal Officer and Chief Human Resources Officer to provide for an additional payout of 50% of their respective target shares (representing the Threshold payout under the 2024 PSAs based on financial performance measures), contingent on their continued employment for an additional one-year vesting period, with each of the recipients consenting to the amendment of their respective 2024 PSA award agreement. The Committee further determined that it would not amend the 2024 PSAs awarded to our Chief Executive Officer, who agreed with the Committee’s determination. No other Company employees held 2024 PSAs at the time of the Committee’s determinations. The specific details of the amended payouts under the 2024 PSAs are set forth below.

	Grant Date	Target Shares Granted	Calculated Payout	Calculated Shares Earned	Vesting Date for Calculated Shares	Additional Payout	Additional Shares Earned	Vesting Date for Additional Shares
David E. Farnsworth, Chief Financial Officer	8/15/2023	63,576(1)	24.4%	15,512	8/15/2026	50.0%	31,789	8/15/2027
Stuart H. Kupinsky, Chief Legal Officer	2/15/2024	27,255	24.4%	6,650	2/15/2027	50.0%	13,628	2/15/2028
Steven V. Ratner, Chief Human Resources Officer	8/15/2023	10,528	24.4%	2,569	8/15/2026	50.0%	5,264	8/15/2027
(1) Reflects two separate awards made to Mr. Farnsworth on the same date, under which he was granted 41,017 target shares in connection with his hire and 22,559 target shares as part of his annual compensation for fiscal year 2024.
The foregoing description of the amendments to the 2024 PSAs does not purport to be complete and is qualified in its entirety by reference to the full text of the form of amendment filed as Exhibit 10.16 to this Annual Report on Form 10-K and is incorporated by reference into this Item 9B.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders (the “Shareholders Meeting”), except that information required by this item concerning our executive officers appears in Part I, Item 4.1. of this Annual Report on Form 10-K.
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
(a)FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this report:
1.Financial statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 3, 2026 and June 27, 2025
Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended July 3, 2026, June 27, 2025, and June 28, 2024
Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 3, 2026, June 27, 2025, and June 28, 2024
Consolidated Statements of Cash Flows for the years ended July 3, 2026, June 27, 2025, and June 28, 2024
Notes to Consolidated Financial Statements
2.Financial Statement Schedule:
II.Valuation and Qualifying Accounts

ITEM 16.         FORM 10-K SUMMARY
None.

MERCURY SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 3, 2026, JUNE 27, 2025, and JUNE 28, 2024
(In thousands)
Accounts receivable, Unbilled receivables and costs in excess of billings, allowance for credit losses

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	REVERSALS	WRITE- OFFS	BALANCE AT END OF PERIOD
2026	$7,078	$209	$99	$1,715	$5,473
2025	$8,360	$982	$106	$2,158	$7,078
2024	$1,335	$15,439	$138	$8,276	$8,360
Deferred Tax Asset Valuation Allowance

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2026	$17,416	$2,544	$(548)	$—	$19,412
2025	$17,575	$(159)	$—	$—	$17,416
2024	$14,785	$2,394	$396	$—	$17,575

3.Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 84, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on August 18, 2026.

MERCURY SYSTEMS, INC.

By	/S/ DAVID E. FARNSWORTH
David E. Farnsworth EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER [PRINCIPAL FINANCIAL OFFICER]
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/S/ WILLIAM L. BALLHAUS	President, Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	August 18, 2026
William L. Ballhaus
/S/ DAVID E. FARNSWORTH	Executive Vice President, Chief Financial Officer (principal financial officer)	August 18, 2026
David E. Farnsworth
/S/ DOUGLAS D. MUNRO	Senior Vice President, Chief Accounting Officer (principal accounting officer)	August 18, 2026
Douglas D. Munro
/S/ ORLANDO P. CARVALHO	Director	August 18, 2026
Orlando P. Carvalho
/S/ GERARD J. DEMURO	Director	August 18, 2026
Gerard J. DeMuro
/S/ LISA S. DISBROW	Director	August 18, 2026
Lisa S. Disbrow
/S/ JEAN BUA	Director	August 18, 2026
Jean Bua
/S/ HOWARD L. LANCE	Director	August 18, 2026
Howard L. Lance
/S/ BARRY R. NEARHOS	Director	August 18, 2026
Barry R. Nearhos
/S/ SCOTT OSTFELD	Director	August 18, 2026
Scott Ostfeld
/S/ DEBORA A. PLUNKETT	Director	August 18, 2026
Debora A. Plunkett

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1.1	Articles of Organization (incorporated herein by reference to Exhibit 3.1.1 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009)
3.1.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.1.2 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010)
3.1.3	Articles of Amendment (incorporated herein by reference to Exhibit 1 of the Company’s registration statement on Form 8-A filed on December 15, 2005)
3.1.4	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on November 13, 2012)
3.1.5	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on June 30, 2015)
3.1.6	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on December 29, 2021)
3.2	Bylaws, amended and restated, effective as of October 26, 2022 (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on October 28, 2022)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on January 7, 1998)
4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 of the Company’s annual report on Form 10-K for the fiscal year ended July 3, 2020)
10.1*	2024 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed May 8, 2024)
10.2*
Form of Indemnification Agreement between the Company and each of its current directors and officers (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended December 26, 2025)

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

10.5*	2025 Long Term Incentive Plan (incorporated herein by reference to Appendix A of the Company’s proxy statement filed on September 10, 2025)
10.6.1*
Form of Restricted Stock Unit Agreement under the 2025 Long Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.6.2*
Form of Deferred Stock Unit Agreement under the 2025 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.6.3*
Form of Restricted Stock Unit Agreement under the 2025 Long Term Incentive Agreement (Employees) (incorporated herein by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.6.4*
Form of Deferred Stock Unit Agreement under the 2025 Long term Incentive Plan (DCMP) (incorporated herein by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.7*
Form of Change in Control Severance Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.8*
Form of Severance Benefits Agreement between the Company and Non-CEO Executives (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

ITEM NO.	DESCRIPTION OF EXHIBIT
10.9*	Compensation Policy for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-Q for the quarter ended September 26, 2025)
10.10.1
Credit Agreement, dated May 2, 2016, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on May 2, 2016)

10.10.2
Amendment No. 1 to Credit Agreement, dated June 27, 2017, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 27, 2017)

10.10.3
Amendment No. 3 to Credit Agreement, dated September 28, 2018, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 1, 2018)

10.10.4
Amendment No. 4 to Credit Agreement, dated February 28, 2022, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2022)

10.10.5
Amendment No. 5 to Credit Agreement, dated November 7, 2023, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 7, 2023)

10.10.6
Amendment No. 6 to Credit Agreement, dated August 13, 2024, among the Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 13, 2024)

10.10.7
Amendment No. 7 to Credit Agreement, dated November 4, 2025, among the Company, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, national Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 4, 2025)

10.11.1*
Employment Agreement, dated August 15, 2023, between the Company and William L. Ballhaus (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 15, 2023)

10.11.2
Amendment No. 1 to the Employment Agreement, dated October 31, 2025, between the Company and William L. Ballhaus (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 26, 2025)

10.12*	Letter Agreement, dated June 20, 2023, between the Company and David E. Farnsworth (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 29, 2023)
10.13*	Deferred Compensation Matching Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
10.14*	Deferred Compensation Matching Plan Adoption Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on November 9, 2023)
10.15*
Restricted Stock Unit Agreement, dated April 15, 2025, between the Company and David E. Farnsworth (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 27, 2025)

10.16*†	Form of Amended Fiscal Year 2024 Performance Stock Award Agreement, dated August 14, 2026, between the Company and each of David E. Farnsworth, Stuart H. Kupinsky, and Steve V. Ratner
19.1†	Insider Trading Policy
21.1†	Subsidiaries of the Company
23.1†	Consent of KPMG LLP
31.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recoupment Policy (incorporated herein by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year end June 28, 2024)

ITEM NO.	DESCRIPTION OF EXHIBIT
101†	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
†	Filed with this Form 10-K.
+	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.