Form 10-Q
period 2026-10-02
MERCURY SYSTEMS INC
filed 2026-11-10
CIK 1049521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

FORM 10-Q
________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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

Shares of Common Stock outstanding as of October 31, 2026: 60,922,200 shares.

MERCURY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MERCURY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 2, 2026	July 3, 2026
Assets
Current assets:
Cash and cash equivalents	$109,679	$214,306
Accounts receivable, net of allowance for credit losses of $109 and $162 at October 2, 2026 and July 3, 2026, respectively	80,772	69,222
Unbilled receivables and costs in excess of billings, net of allowance for credit losses of $5,311 for both October 2, 2026 and July 3, 2026	290,348	285,760
Inventory	398,570	366,968
Prepaid income taxes	1,683	2,258
Prepaid expenses and other current assets	36,114	34,925
Total current assets	917,166	973,439
Property and equipment, net	110,320	108,413
Goodwill	941,637	942,419
Intangible assets, net	166,517	175,820
Operating lease right-of-use assets, net	44,079	47,713
Deferred tax assets	67,333	67,188
Other non-current assets	8,847	7,784
Total assets	$2,255,899	$2,322,776
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96,212	$91,041
Accrued expenses	30,986	32,991
Due to factoring facility	6,979	391
Accrued compensation	32,270	54,537
Deferred revenues and customer advances	150,181	149,565
Total current liabilities	316,628	328,525
Income taxes payable	3,487	3,487
Long-term debt	341,500	441,500
Operating lease liabilities	41,994	45,829
Other non-current liabilities	5,614	5,977
Total liabilities	709,223	825,318
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 60,658,109 and 59,600,732 shares issued and outstanding at October 2, 2026 and July 3, 2026, respectively	607	596
Additional paid-in capital	1,370,452	1,333,410
Retained earnings	165,310	152,222
Accumulated other comprehensive income	10,307	11,230
Total shareholders’ equity	1,546,676	1,497,458
Total liabilities and shareholders’ equity	$2,255,899	$2,322,776

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	First Quarters Ended
	October 2, 2026	September 26, 2025
Net revenues	$253,153	$225,209
Cost of revenues	163,965	162,310
Gross margin	89,188	62,899
Operating expenses:
Selling, general and administrative	43,029	45,906
Research and development	16,051	13,184
Amortization of intangible assets	9,303	10,259
Restructuring and other charges	2,018	1,584
Acquisition costs and other related expenses	253	563
Total operating expenses	70,654	71,496
Income (loss) from operations	18,534	(8,597)
Interest income	1,327	2,027
Interest expense	(5,406)	(7,886)
Other expense, net	(1,147)	(2,080)
Income (loss) before income tax provision (benefit)	13,308	(16,536)
Income tax provision (benefit)	220	(4,021)
Net income (loss)	$13,088	$(12,515)

Basic net earnings (loss) per share	$0.22	$(0.21)
Diluted net earnings (loss) per share	$0.21	$(0.21)

Weighted-average shares outstanding:
Basic	60,121	59,191
Diluted	61,623	59,191

Comprehensive income (loss):
Net income (loss)	$13,088	$(12,515)
Change in fair value of derivative instruments, net of tax	3	(256)
Foreign currency translation adjustments	(865)	437
Deferred compensation and pension benefit plan, net of tax	(61)	(41)
Total other comprehensive (loss) income, net of tax	(923)	140
Total comprehensive income (loss)	$12,165	$(12,375)
The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the First Quarter Ended October 2, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 3, 2026	59,601	$596	$1,333,410	$152,222	$11,230	$1,497,458
Issuance of common stock under employee stock incentive plans	533	5	(5)	—	—	—
Issuance of common stock under defined contribution plan	57	1	5,033	—	—	5,034
Stock-based compensation	—	—	12,171	—	—	12,171
Exercise of stock options	467	5	19,843	—	—	19,848
Net income	—	—	—	13,088	—	13,088
Other comprehensive loss	—	—	—	—	(923)	(923)
Balance at October 2, 2026	60,658	$607	$1,370,452	$165,310	$10,307	$1,546,676

	For the First Quarter Ended September 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at June 27, 2025	59,003	$590	$1,287,478	$181,895	$3,498	$1,473,461
Issuance of common stock under employee stock incentive plans	345	3	(3)	—	—	—
Issuance of common stock under defined contribution plan	79	1	5,205	—	—	5,206
Stock-based compensation	—	—	8,717	—	—	8,717
Net loss	—	—	—	(12,515)	—	(12,515)
Other comprehensive income	—	—	—	—	140	140
Balance at September 26, 2025	59,427	$594	$1,301,397	$169,380	$3,638	$1,475,009

The accompanying notes are an integral part of the consolidated financial statements.

MERCURY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarters Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net income (loss)	$13,088	$(12,515)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	17,789	18,913
Stock-based compensation expense	12,171	9,573
Stock-based matching contributions on defined contribution plan	5,034	6,750
Benefit for deferred income taxes	(90)	(3,855)
Provision for bad debt	464	(36)
Other non-cash items	(483)	288
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables, and costs in excess of billings	(17,460)	20,138
Inventory	(32,277)	(12,129)
Prepaid income taxes	605	(933)
Prepaid expenses and other current assets	(1,606)	(35,317)
Other non-current assets	2,314	(2,097)
Accounts payable, accrued expenses, accrued compensation, and due to factoring	(10,394)	20,893
Deferred revenues and customer advances	792	(8,339)
Income taxes payable	10	8
Other non-current liabilities	(3,923)	840
Net cash (used in) provided by operating activities	(13,966)	2,182
Cash flows from investing activities:
Purchases of property and equipment	(10,413)	(6,548)
Net cash used in investing activities	(10,413)	(6,548)
Cash flows from financing activities:
Proceeds from stock option exercises	19,848	—
Payments under credit facilities	(100,000)	—
Net cash used in financing activities	(80,152)	—
Effect of exchange rate changes on cash and cash equivalents	(96)	(17)
Net decrease in cash and cash equivalents	(104,627)	(4,383)
Cash and cash equivalents at beginning of period	214,306	309,099
Cash and cash equivalents at end of period	$109,679	$304,716
Cash paid (refunded) during the period for:
Interest	$6,450	$8,523
Income taxes (refunded) paid, net	$(442)	$486
Supplemental disclosures—non-cash activities:
Non-cash investing activity: Purchases of property and equipment incurred but not yet paid	$6,348	$3,298
Non-cash investing activity: Inventory transfer to property and equipment, net	$—	$4,444
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
B.Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to those rules and regulations; however, in the opinion of management the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, necessary for fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended July 3, 2026, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 18, 2026. The results for the first quarter ended October 2, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
All references to the first quarter of fiscal 2027 are to the quarter ended October 2, 2026. There were 13 weeks during the first quarters ended October 2, 2026 and September 26, 2025, respectively.
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

ACCOUNTS RECEIVABLES FACTORING
On June 1, 2026, the Company entered into a $100,000 committed Receivables Purchase Agreement ("RPA"). The RPA has an initial term of one year. Pursuant to the RPA, the counterparty committed to purchase receivables at a discount from a list of certain of the Company's customers, maintaining a balance of purchased receivables at or below $100,000.
Proceeds for amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Consolidated Balance Sheets. Cash flows attributable to factored receivables are reflected as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees are included as Selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The Company is responsible for collecting customer payments related to factored receivables and will remit these payments to the counterparty. From time to time, the Company will collect customer payments related to factored receivables, which are not remitted to the counterparty prior to the end of the period due to the timing of receiving funds from the customer. As of October 2, 2026 and July 3, 2026, the Company had collected $6,979 and $391, respectively, that was not remitted to the counterparty by quarter end. These collected balances are reflected as Cash and cash equivalents and the related obligation to remit the cash to the counterparty is recorded in Due to factoring facility on the Company's Consolidated Balance Sheet. The change in the receivable for these collections is reflected within the change in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for the first quarter ended October 2, 2026.
The Company had $98,578 of factored accounts receivable, of which $91,599 was included within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $6,979 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of October 2, 2026. The Company incurred factoring fees of approximately $460 for the first quarter ended October 2, 2026. The Company had $51,072 of factored accounts receivable, of which $45,468 was included within Accounts receivable, net of allowance for credit losses on the Company's Consolidated Balance Sheet and $5,604 was recorded in Due to factoring facility on the Company's Consolidated Balance Sheet as of September 26, 2025. The Company incurred factoring fees of approximately $419 for the first quarter ended September 26, 2025.
DERIVATIVES
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in Other non-current assets, or Other non-current liabilities depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of Other comprehensive income (loss) (“OCI”). Changes in the fair value of cash flow hedges that qualify for hedge accounting treatment are recorded in OCI and reclassified into earnings in the same line item on the Consolidated Statements of Operations and Comprehensive Income (Loss) as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur. All derivatives for the Company qualified for hedge accounting as of October 2, 2026.
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
Revenue recognized at a point in time generally relates to contracts that include a combination of components, modules and sub-assemblies, integrated solutions and related system integration or other services. Contracts with distinct performance obligations recognized at a point in time, with or without an allocation of the transaction price, totaled 50% and 52% of revenues for the first quarters ended October 2, 2026 and September 26, 2025, respectively.
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
Total revenue recognized over time was 50% and 48% of total revenues for the first quarters ended October 2, 2026 and September 26, 2025, respectively.

Accounting for contracts recognized over time requires significant judgment relative to estimating total contract revenues and costs. In particular, this includes assumptions relative to the amount of time to complete the contract and the assessment of the nature and complexity of the work to be performed and the impact of contract amendments which may result in cumulative adjustments. The Company's estimates are based upon the professional knowledge and experience of its engineers, operations, program managers and other personnel, who review each over time contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. The aggregate effects of these favorable and unfavorable changes across the Company’s portfolio of programs can have a significant effect upon its reported Income (loss) from operations, Net income (loss) and Diluted net income (loss) per share in each of the reporting periods. The net impact of changes in estimates had the following impact on the Company’s operating results:

	First Quarters Ended
(In thousands, except per share data)	October 2, 2026	September 26, 2025
Income (loss) from operations	$(3,059)	$(4,050)
Net income (loss)(1)	$(2,233)	$(2,957)
Diluted net income (loss) per share	$(0.04)	$(0.05)
Diluted shares	61,623	59,191
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
The contract asset balances were $290,348 and $285,760 as of October 2, 2026 and July 3, 2026, respectively. The contract asset balance increased due to revenue recognized under over time contracts of $126,055, partially offset by $121,467 of billings during the three months ended October 2, 2026. The contract liability balances were $151,594 and $151,055 as of October 2, 2026 and July 3, 2026, respectively.

Revenue recognized for the first quarter ended October 2, 2026 that was included in the contract liability balance at July 3, 2026 was $46,420. Revenue recognized for the first quarter ended September 26, 2025 that was included in the contract liability balance at June 27, 2025 was $39,642.
REMAINING PERFORMANCE OBLIGATIONS
The Company includes in its computation of remaining performance obligations customer orders for which it has accepted executed sales orders. The definition of remaining performance obligations excludes contracts with original expected durations of less than one year, as well as those contracts that provide the customer with the right to cancel or terminate the order with no substantial penalty, even if the Company’s historical experience indicates the likelihood of cancellation or termination is remote. As of October 2, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,193,000. The Company expects to recognize approximately 46% of its remaining performance obligations as revenue in the next 12 months and the balance thereafter.
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

Total
Balance at July 3, 2026	$3,499
Accruals for warranties issued during the period	587
Settlements made during the period	(709)
Balance at October 2, 2026	$3,377

WEIGHTED-AVERAGE SHARES
Weighted-average shares were calculated as follows:

	First Quarters Ended
	October 2, 2026	September 26, 2025
Basic weighted-average shares outstanding	60,121	59,191
Effect of dilutive equity instruments	1,502	—
Diluted weighted-average shares outstanding	61,623	59,191
For the first quarters ended October 2, 2026 and September 26, 2025, there were equity instruments to purchase or receive 128 and 2,590 shares of common stock, respectively, via restricted stock unit awards and deferred stock unit awards, that were not included in the calculation of diluted net earnings (loss) per share because the equity instruments were anti-dilutive.
RETIREMENT OF COMMON STOCK
Repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The Company accounts for this under the cost method, and upon retirement the excess amount over par value is charged against additional paid-in capital.
SHARE REPURCHASE PROGRAM
On November 3, 2025, the Board of Directors authorized a share repurchase program for the purchase of up to $200,000 of the Company’s outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. All share repurchases are made in accordance with Rule 10b-18. During the first quarter ended October 2, 2026, no shares of the Company's common stock were repurchased. As of October 2, 2026, there was $185,003 available for future share repurchases under this share repurchase program.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, an amendment of the FASB Accounting Standard Codification. The amendments in this ASU address improvements to disclosures surrounding operating expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, which are all normally included in common expense captions on the face of the income statement. Any expenses remaining in relevant expense captions that are not disaggregated should be accompanied with a qualitative disclosure as to their nature. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which clarified that this ASU is effective for annual reporting periods after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 4, 2026, the Company adopted ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow for a practical expedient when estimating credit losses on accounts receivable and contract assets for public business entities. The amendment allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company elected to use the practical expedient prospectively, and the adoption of this update did not have a material impact on the Company's consolidated financial statements or related disclosures.
C.Fair Value of Financial Instruments
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of October 2, 2026:

	Fair Value Measurements
	October 2, 2026	Level 1	Level 2	Level 3
Assets:
Assets held under rabbi trust	$1,858	$1,858	$—	$—
Total measured at fair value	$1,858	$1,858	$—	$—

Liabilities:
Interest rate swap	$695	$—	$695	$—
Total measured at fair value	$695	$—	$695	$—
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
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to Other expense, net. As of October 2, 2026, the Company held assets under the rabbi trust of $1,858. Assets related to this plan are included in Other assets in the Consolidated Balance Sheets.
During the first quarter ended September 29, 2023, the Company entered into an interest rate hedging agreement (the “September 2023 Swap”). The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of October 2, 2026, the fair value of the September 2023 Swap was a liability of $695 and is included within Accrued expenses in the Company's Consolidated Balance Sheets.

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of July 3, 2026:

	Fair Value Measurements
	July 3, 2026	Level 1	Level 2	Level 3
Assets:
Assets held under rabbi trust	$983	$983	$—	$—
Total measured at fair value	$983	$983	$—	$—

Liabilities:
Interest rate swap	$1,576	$—	$1,576	$—
Total measured at fair value	$1,576	$—	$1,576	$—
Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to Other expense, net. As of July 3, 2026, the Company held assets under the rabbi trust of $983. Assets related to this plan are included in Other assets in the Consolidated Balance Sheets.
The fair value of the September 2023 Swap is estimated using a discounted cash flow analysis based on the contractual terms of the derivative, leveraging observable inputs other than quoted prices, such as interest rates. As of July 3, 2026, the fair value of the September 2023 Swap was a liability of $1,576 and was included within Accrued expenses in the Company's Consolidated Balance Sheets.
Refer to Note J for further information regarding the nonqualified deferred compensation plan.
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

	As of
	October 2, 2026	July 3, 2026
Raw materials	$224,982	$210,538
Work in process	144,680	134,601
Finished goods	28,908	21,829
Total	$398,570	$366,968
E.Property and Equipment
Property and equipment, net consisted of the following:

	Estimated Useful Lives (Years)	As of
		October 2, 2026	July 3, 2026
Computer equipment and software	3-4	$162,346	$160,411
Furniture and fixtures	5	11,661	11,692
Leasehold improvements	lesser of estimated useful life or lease term	74,095	73,780
Machinery and equipment	5-10	215,617	207,724
		463,719	453,607
Less: accumulated depreciation		(353,399)	(345,194)
Property and equipment, net		$110,320	$108,413

The $1,907 increase in property and equipment, net was primarily due to capital expenditures of $10,413 and offset by depreciation expense.
During the three months ended October 2, 2026 and September 26, 2025, the Company retired an immaterial amount of its property and equipment that were no longer in use by the Company.
Depreciation expense related to property and equipment for the first quarters ended October 2, 2026 and September 26, 2025 was $8,486 and $8,654, respectively.
F.Goodwill
In accordance with FASB ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Component level financial information is reviewed by management across four business units: Signal Technologies; Processing Technologies; Integrated Processing Solutions; and Europe, the Middle East and Africa ("EMEA"). Accordingly, these were determined to be the Company's reporting units.
The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company also assesses potential triggering events during interim reporting periods. During the first quarter ended October 2, 2026, the Company assessed events and circumstances to consider its reporting units for a potential triggering event, including: macroeconomic conditions, industry and market considerations, financial performance and expectations of projected financial performance and cash flows, changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. The Company concluded that there were no triggering events during the period that would require an interim impairment test.
The following table sets forth the changes in the carrying amount of goodwill for the first quarter ended October 2, 2026:

Total
Balance at July 3, 2026	$942,419
Foreign currency translation adjustments	(782)
Balance at October 2, 2026	$941,637
G.Restructuring
The Company incurs restructuring and other charges in connection with management's decision to undertake certain actions to realign operating expenses through workforce reductions and the closure of certain Company facilities, businesses and product lines. The Company’s adjustments reflected in restructuring and other charges are typically related to acquisitions and organizational redesign programs initiated as part of discrete post-acquisition integration activities or other transformation activities, including the analysis, evaluation, and planning of information systems upgrades and/or deployments. Management believes these items are non-routine and may not be indicative of ongoing operating results.
During the first quarter ended October 2, 2026, the Company approved and initiated a workforce reduction that eliminated approximately 35 positions, predominantly in manufacturing, SG&A, and R&D, resulting in $1,529 of severance costs. Additionally, the Company incurred $330 of exit costs for the closure of two facility leases during the quarter and $159 of information systems transformation costs. All of the restructuring and other charges are classified as Operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and any remaining restructuring obligations are expected to be paid within the next twelve months. The restructuring liability is classified as Accrued expenses in the Consolidated Balance Sheets.
The following table presents the detail of charges included in the Company’s liability for restructuring and other charges:

	Severance & Related	Facilities & Other	Total
Balance at July 3, 2026	$1,044	$—	$1,044
Restructuring charges	1,529	330	1,859
Cash paid	(815)	(220)	(1,035)
Balance at October 2, 2026	$1,758	$110	$1,868

H.Income Taxes
The Company recorded an income tax provision of $220 and an income tax benefit of $4,021 on income before income taxes of $13,308 and losses before income taxes of $16,536 for the first quarters ended October 2, 2026 and September 26, 2025, respectively.
For the first quarter ended October 2, 2026, the Company calculated the U.S. income tax provision using the discrete method as though the three-month period was the annual period as this was more appropriate given the facts and circumstances. The Company determined that the application of the estimated annual effective tax rate (“AETR”) method, generally required by FASB ASC 740, Income Taxes, is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method.
During the first quarters ended October 2, 2026 and September 26, 2025, the Company recognized tax benefits of $5,437 and $1,120 related to stock compensation windfalls, respectively.
The effective tax rate for the first quarters ended October 2, 2026 and September 26, 2025 differed from the federal statutory rate primarily due to stock compensation windfalls, non-deductible compensation, state taxes, and federal and state research and development credits.
The Company continues to maintain a valuation allowance on all of its foreign net operating loss carryforwards and the majority of its state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, the Company believes it is more likely than not that all other deferred tax assets will be recognized.
I.Debt
REVOLVING CREDIT FACILITY
The Company has a five year revolving credit facility (the "Revolver") that matures on November 4, 2030. The borrowing capacity as defined under the Revolver as of October 2, 2026 is $850,000 less outstanding borrowings of $341,500 and outstanding letters of credit of $6,245. During the first quarter ended October 2, 2026, the Company made repayments of $100,000 and no additional borrowings. As of October 2, 2026, the Company was in compliance with all covenants and conditions under the Revolver. The Company incurred interest expense of $5,406 and $7,886 for the first quarters ended October 2, 2026 and September 26, 2025, respectively.
On November 4, 2025, the Company entered into Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030 with a borrowing capacity of $850,000. Refer to Exhibit 10.1 on Form 8-K filed by the Company with the SEC on November 4, 2025.
As of October 2, 2026, the Company's outstanding balance of unamortized deferred financing costs was $4,204, which is being amortized to Other expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight line basis over the term of the Revolver.
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
The Company recognizes a net asset or liability for the Plan equal to the difference between the projected benefit obligation of the Plan and the fair value of the Plan’s assets as required by ASC 715. The funded status may vary from year to year due to changes in the fair value of the Plan’s assets and variations on the underlying assumptions of the projected benefit obligation of the Plan. The Plan's funded status at October 2, 2026 was a net liability of $2,989, which is recorded in Other non-current liabilities on the Consolidated Balance Sheet. The Company recognized net periodic benefit costs of $82 and $167 associated with the Plan and a net loss of $(49) and $(57) in AOCI during the first quarters ended October 2, 2026 and September 26, 2025, respectively. The Company's total expected employer contributions to the Plan during fiscal 2027 are $412.

401(k) Plan
The Company maintains a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees and matches participants' contributions to the plan and/or qualified student loan payments of up to 6% of their eligible annual compensation in Company stock. The Company may also make optional contributions to the plan for any plan year at its discretion. Stock-based 401(k) matching compensation cost is measured based on the value of the matching amount and is recognized as expense as incurred. During the first quarters ended October 2, 2026 and September 26, 2025, the Company recognized share-based matching contributions related to the 401(k) plan of $5,034 and $6,750, respectively.
Deferred Compensation Plan
The Company implemented a nonqualified deferred compensation plan as of January 1, 2024, under which eligible employees may defer up to 50% of their base salaries and up to 100% of their annual incentive bonuses. The Company may also make employer contributions to participant accounts in its sole discretion, and currently matches participants’ deferrals under the plan of up to 6% of their eligible annual compensation in the form of deferred stock units (or at the Company’s election, a cash-based deferral credited to participants’ account balances). The Company’s matching obligations for participant deferrals made during calendar 2024 and 2025 were subject to a financial performance condition for the Company's four fiscal quarters corresponding to the respective calendar year. Each of these financial performance conditions was subsequently determined to have been fully satisfied, and the deferred stock units issued in respect of the Company's matching obligations vested accordingly. Participant deferrals under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. Assets held by the rabbi trust are classified as trading securities and are recorded at fair value, with changes in value recorded as adjustments to Other expense, net. All deferrals or employer contributions under the plan, and all earnings thereon, are fully vested as and when made or credited to plan participants.
As of October 2, 2026, the Company held assets under the rabbi trust of $1,858, and was subject to liabilities for amounts payable under the plan to participants (including accrued employer matching contributions not yet credited to plan participants) of $1,858. Assets related to this plan are included in Other assets, and liabilities related to this plan are included in Accrued compensation in the Consolidated Balance Sheets. During the first quarters ended October 2, 2026 and September 26, 2025, the Company recognized an immaterial value of compensation income and expense, respectively, as a result of changes in the value of notional investments selected by plan participants for the investment of their plan account balances, with the same amount being recorded as Other expense, net attributable to changes in the market value of the assets held by the rabbi trust.
K.Stock-Based Compensation
STOCK INCENTIVE PLANS
The Company’s 2025 Long Term Incentive Plan (as amended from time to time, the “2025 Plan”) was adopted by the Company’s Board of Directors in July 2025 and approved by the Company’s shareholders on October 22, 2025. At October 2, 2026, the aggregate number of shares authorized for issuance under the 2025 Plan is 2,159 shares, including 1,900 shares approved by the Company’s shareholders on October 22, 2025 and 259 shares by virtue of awards forfeited from and after October 22, 2025 under a predecessor stock incentive plan, the Company’s Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”). The shares authorized for issuance under the 2025 Plan will continue to be increased to the extent that any award previously granted under the 2018 Plan is forfeited, terminates, expires, lapses without being exercised or is settled for cash in the future. The 2025 Plan provides for the grant to employees and non-employees of non-qualified and incentive stock options, stock appreciation rights, time-based and performance-based restricted stock awards or units, and deferred stock awards or units. Stock options and stock appreciation rights must be granted with an exercise price of not less than 100% of the fair value of the Company’s common stock on the date of grant and have a maximum exercisable term of ten years. Under the share counting rules applicable to the 2025 Plan, each share issued pursuant to a stock option or stock appreciation right counts as 0.5 shares against the available share reserve, and each share issued pursuant to any other award (a “full value” award) counts as one share against the available reserve. Accordingly, at October 2, 2026, a maximum of 3,578 shares underlying future awards of stock options and stock appreciation rights are issuable under the 2025 Plan, and a maximum of 1,789 shares underlying future full value awards are issuable under the 2025 Plan.
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

EMPLOYEE STOCK PURCHASE PLAN
The Company adopted an employee stock purchase plan (the “2024 ESPP”) in April 2024. The Company's shareholders approved the plan at the Company’s 2024 annual meeting of shareholders, held on October 23, 2024. The number of shares authorized for issuance under the 2024 ESPP is 1,000 shares. Under the 2024 ESPP, rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The 2024 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation as defined in the 2024 ESPP. There were no shares issued under the 2024 ESPP during the first quarters ended October 2, 2026 and September 26, 2025, respectively. Shares available for future purchase under the 2024 ESPP totaled 754 at October 2, 2026.
STOCK OPTION AND AWARD ACTIVITY
The following table summarizes activity with respect to Company-issued stock options since July 3, 2026:

	Options Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 3, 2026	934	$12.71	$45.00		—
Granted	—		—
Exercised	(467)	12.71	42.50
Canceled	—		—
Outstanding at October 2, 2026	467	12.71	47.50	1.92 years	$17,452
Exercisable at October 2, 2026	—	$—	$—	—	—
There were 467 options vested and exercised with an aggregate intrinsic value of $21,934 during the first quarter ended October 2, 2026. Non-vested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions. As of October 2, 2026, there was $1,456 of total unrecognized compensation cost related to non-vested options granted that is expected to be recognized over a weighted-average period of 0.92 years from October 2, 2026.
The following table summarizes the status of the Company’s non-vested restricted stock unit awards and deferred stock unit awards since July 3, 2026:

	Non-vested Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2026	1,672	$45.50
Granted	220	115.52
Vested	(533)	44.27
Forfeited	(31)	51.48
Non-vested at October 2, 2026	1,328	$70.24
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

The following table presents share-based compensation expenses included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

	First Quarters Ended
	October 2, 2026	September 26, 2025
Cost of revenues	$1,146	$1,760
Selling, general and administrative	9,299	6,296
Research and development	1,726	1,517
Stock-based compensation expense before tax	12,171	9,573
Income taxes(1)	(3,286)	(2,585)
Stock-based compensation expense, net of income taxes	$8,885	$6,988
(1) Federal and state statutory rate of 27%
L.Operating Segment, Geographic Information and Significant Customers
Operating segments are defined as components of an enterprise evaluated regularly by the Company's chief executive officer who acts as its Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company evaluated its internal organization under FASB ASC 280, Segment Reporting (“ASC 280”) to determine whether there has been a change to its conclusion of a single operating and reportable segment. The Company concluded there have been no changes given the CODM continues to evaluate and manage the Company on the basis of one operating and reportable segment. The Company utilized the management approach for determining its operating segment in accordance with ASC 280.
The CODM utilizes Net income (loss) that is reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) to assess operating performance and make decisions related to resource allocation. The Company's significant segment expenses include stock-based compensation and depreciation which are disclosed in Note K and Note E, respectively. Any other significant segment expenses, including interest expense, which are regularly provided to the CODM are provided on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's segment assets are reported on the Consolidated Balance Sheets as Total Assets and its segment purchase of property plant and equipment are disclosed in Note E.
The geographic distribution of the Company’s revenues as determined by country in which the Company's legal subsidiary is domiciled is summarized as follows:

	U.S.	Europe	Eliminations	Total
FIRST QUARTER ENDED OCTOBER 2, 2026
Net revenues to unaffiliated customers	$246,373	$6,780	$—	$253,153
Inter-geographic revenues	6,938	5,928	(12,866)	—
Net revenues	$253,311	$12,708	$(12,866)	$253,153
FIRST QUARTER ENDED SEPTEMBER 26, 2025
Net revenues to unaffiliated customers	$211,998	$13,211	$—	$225,209
Inter-geographic revenues	2,301	2,486	(4,787)	—
Net revenues	$214,299	$15,697	$(4,787)	$225,209
The geographic distribution of the Company’s identifiable long-lived assets is summarized as follows:

	U.S.	Europe	Total
October 2, 2026	$107,254	$3,066	$110,320
July 3, 2026	$103,265	$3,435	$106,700
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
The following table presents the Company's net revenue by end user for the periods presented:

	First Quarters Ended
	October 2, 2026	September 26, 2025
Domestic(1)	$220,170	$187,923
International/Foreign Military Sales(2)	32,983	37,286
Total Net Revenue	$253,153	$225,209
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
The following table presents the Company's net revenue by end application for the periods presented:

	First Quarters Ended
	October 2, 2026	September 26, 2025
Radar(1)	$56,709	$30,190
Electronic Warfare(2)	33,768	20,999
Other Sensor & Effector(3)	40,247	29,765
Total Sensor & Effector	130,724	80,954
C4I(4)	88,333	111,466
Other(5)	34,096	32,789
Total Net Revenue	$253,153	$225,209
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
(5) Other products include all component and other sales where the end use is not specified.
The following table presents the Company's net revenue by product grouping for the periods presented:

	First Quarters Ended
	October 2, 2026	September 26, 2025
Components(1)	$63,313	$45,499
Modules and Sub-assemblies(2)	67,337	66,196
Integrated Solutions(3)	122,503	113,514
Total Net Revenue	$253,153	$225,209
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

The following table presents the Company's net revenue by platform for the periods presented:

	First Quarters Ended
	October 2, 2026	September 26, 2025
Airborne(1)	$97,153	$94,994
Land(2)	58,683	42,883
Naval(3)	23,613	19,639
Space(4)	18,675	18,475
Other(5)	55,029	49,218
Total Net Revenues	$253,153	$225,209
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
(5) All platforms other than Airborne, Land, Naval, or Space.
Customers comprising 10% or more of the Company’s revenues for the periods shown are as follows:

	First Quarters Ended
	October 2, 2026	September 26, 2025
RTX Corporation	17%	10%
Northrop Grumman	11%	10%
U.S. Navy	10%	*
Lockheed Martin Corporation	*	13%
	38%	33%
*    Indicates that the amount is less than 10% of the Company's revenue for the respective period.
While the Company typically has customers from which it derives 10% or more of its revenue, the sales to each of these customers are spread across multiple programs and platforms. There were no programs comprising 10% or more of the Company’s revenues for the first quarters ended October 2, 2026 and September 26, 2025.
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
On December 7, 2021, counsel for National Technical Systems, Inc. (“NTS”) sent the Company an environmental demand letter pursuant to Massachusetts General Laws Chapter 21E, Section 4A, and CERCLA 42 U.S.C. Section 9601, related to a site that NTS formerly owned at 533 Main Street, Acton, Massachusetts. NTS received a Notice of Responsibility from the Massachusetts Department of Environmental Protection (“MassDEP”) alleging trichloroethene, Freon and 1,4-dioxane contamination in the groundwater emanating from NTS’s former site. NTS alleges that the operations of a predecessor company to Mercury that was acquired in the Company’s acquisition of the Microsemi Carve-Out Business that once owned and operated a facility at 531 Main Street, Acton, Massachusetts (the “Site”) contributed to the groundwater contamination, and NTS is seeking payment from the Company of NTS’s costs for any required environmental remediation. The Company believes the NTS claims are without merit and intends to defend itself vigorously. In November 2021, the Company responded to a request for information from MassDEP regarding the detection of PFAS (per- and polyfluoroakyl substances) in the Acton, Massachusetts Water District’s Conant public water supply wells near the Site at a level above the standard that MassDEP published for PFAS in October 2020. The Company had not been contacted by MassDEP regarding PFAS since the response was provided in November 2021 until October 30, 2025, when MassDEP sent a Notice of Responsibility to the Company reporting that the Company, as successor to a former owner and operator of the Site, and Laine Realty Trust, the current owner of the Site, are responsible parties related to alleged releases of Freon at the Site. The Company engaged a licensed site professional, responded to the notice from MassDEP, and negotiated a site access agreement with the current owner for soil testing. The soil test results did not detect reportable levels of the contaminants cited in the MassDEP notice, and on October

30, 2026, the Company and the licensed site professional filed an immediate response action completion report and permanent solution statement to serve as regulatory closure for the October 2025 notice. It is too early to determine what responsibility, if any, the Company may have for these environmental matters.
On June 8, 2026, five funds associated with Starboard Value LP (“Starboard”) sued the Company, Mark Aslett and Michael Ruppert in Massachusetts Superior Court in Essex County with claims based on the allegations in a federal securities class action lawsuit originally filed on December 13, 2023 in the U.S. District Court for the District of Massachusetts that has been settled, approved by the Court, and resolved, which alleged that the Company’s public disclosures in SEC filings and on earnings calls were false and/or misleading. Starboard also made separate claims arising from Starboard’s ownership of Company stock and a related standstill agreement signed in June 2022. On July 30, 2026, the Company filed a motion to dismiss the lawsuit. On October 8, 2026, Starboard amended its complaint. The Company believes the Starboard claims are without merit and intends to defend itself vigorously. It is too early to determine what responsibility, if any, the Company will have for this matter. In connection with Starboard’s claims, the Company may incur substantial legal fees and liabilities which may not be covered by the Company’s applicable directors’ and officers’ liability insurance.
On October 11, 2024, the Company received a shareholder derivative demand on behalf of Robert Sawyer alleging substantially the same claims as those covered in the federal securities class action that the Company's public disclosures in SEC filings and on earnings calls were false and/or misleading. On February 28, 2025, the Company received a derivative demand on behalf of James Jones alleging substantially the same claims as those covered in the federal securities class action and the Robert Sawyer derivative demand. On May 20, 2025, the Board of Directors formed a Special Investigation Committee of independent directors to investigate the subject matters of the demand letters. On June 6, 2025, James Jones, on behalf of nominal defendant Mercury Systems, Inc., filed a derivative complaint in Massachusetts Superior Court in Essex County against Mark Aslett, Michael Ruppert, William Ballhaus, David Farnsworth, Orlando Carvalho, Lisa Disbrow, Barry Nearhos, Howard Lance, Debora Plunkett, Gerard DeMuro, Scott Ostfeld, Roger Krone, William O’Brien, Vincent Vitto, James Bass, Michael Daniels and Mary Louise Krakauer, all current or former Mercury officers or directors. This derivative action was stayed while the Special Investigation Committee conducted its investigation. On July 17, 2025, the Company received a derivative demand on behalf of Pauline McKinnon alleging substantially the same claims as those covered in the federal securities class action and the James Jones and Robert Sawyer derivative demands. The Company and the shareholder derivative claimants have agreed to a settlement of $600 with certain corporate governance reforms, which has been preliminarily approved by the Court and which is subject to final Court approval. As of October 2, 2026, a $600 receivable and payable were included within Prepaid expenses and other current assets and Accrued expenses in the Company's Consolidated Balance Sheet, respectively, with respect to the settlement. The increases in the receivable and payable were reflected within the changes in operating assets and liabilities within the Company's Consolidated Statement of Cash Flows for fiscal 2026.
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
PURCHASE COMMITMENTS
As of October 2, 2026, the Company has entered into non-cancelable purchase commitments for certain inventory components and services used in its normal operations. The purchase commitments covered by these agreements aggregate to $359,012. The Company is experiencing higher levels of purchase obligations in an effort to secure materials to support execution on performance obligations.

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
N.Derivatives
The Company utilizes interest rate derivatives to mitigate interest rate exposure with respect to its financing arrangements. As of October 2, 2026, the Company entered into interest rate swaps with a total notional amount of $300,000 to fix the interest rate associated with a portion of the $341,500 existing borrowings on the Company’s Revolver. The Swap agreement is designated and qualified for hedge accounting treatment as a cash flow hedge and is scheduled to mature on February 28, 2027. As of October 2, 2026, the fair value of the Swap was a liability of $695 and is included within Accrued expenses in the Company's Consolidated Balance Sheet.
On September 29, 2022 and on September 28, 2023 the Company terminated previous Swap agreements and entered into new agreements with the same maturity February 28, 2027. The fair market values of the Swaps at the time of termination are amortized until the maturity date (February 28, 2027).
During the first quarter ended October 2, 2026, the Company amortized a total of $881, of the gain associated with the previously disclosed interest swaps terminated on September 29, 2022 and September 28, 2023, which is included within AOCI. As of October 2, 2026, the Company expects to amortize approximately $1,468 of the gain associated with the terminated interest swaps during the next twelve months.
The market risk associated with the Company’s derivative instrument is the result of interest rate movements that are expected to offset the market risk of the underlying arrangement. The counterparty to the September 2023 Swap is JPMorgan. Based on the credit ratings of the Company’s counterparty as of October 2, 2026, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparty obligations under the contracts exceed the obligations of the Company to the counterparty. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
O.Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Balance Sheet through the date the consolidated financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
From time to time, information provided, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are not historical facts but that are “forward-looking statements,” which involve risks and uncertainties. You can identify these statements by the words “may,” “will,” “could,” “should,” “would,” “plans,” “expects,” “anticipates,” “continue,” “estimate,” “project,” “intend,” “likely,” “forecast,” “probable,” “potential,” and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, cost increases, our inability to increase production and deliver products on time and with appropriate quality, continued funding of defense programs, the timing and amounts of such funding, general economic and business conditions, including unforeseen weakness in our markets, effects of any U.S. federal government shutdown or extended continuing resolution, effects of increasingly volatile geopolitical events and regional conflicts, competition, changes in technology and methods of marketing, delays in or cost increases related to completing development, engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in, or in the U.S. government’s interpretation of, federal export control or procurement rules and regulations, including tariffs, changes in, or in the interpretation or enforcement of, environmental rules and regulations, market acceptance of our products, shortages or delays in receiving components, supply chain delays or volatility for critical components, production delays or unanticipated expenses including due to quality issues or manufacturing execution issues, failure to meet contractual performance specifications, adherence to required manufacturing standards, capacity underutilization, increases in scrap or inventory write-offs, failure to achieve or maintain manufacturing quality certifications, such as AS9100, failure to achieve or maintain qualified business systems, such as those required by the DFARS, adverse findings in government audits or investigations, the impact of supply chain disruption, inflation and labor shortages, among other things, on program execution and the resulting effect on customer satisfaction, inability to fully realize the expected benefits from acquisitions, restructurings, and operational efficiency initiatives or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, effects of shareholder activism, increases in interest rates, changes to industrial security and cyber-security regulations and requirements and impacts from any cyber or insider threat events, including the risks from heightened, persistent, and increasingly sophisticated nation-state level cyberattacks and emerging threats associated with agentic AI-enabled cyber tools, changes in tax rates or tax regulations, changes to interest rate swaps or other cash flow hedging arrangements, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, litigation, including the state law claim related to our settled federal securities class action lawsuit, unanticipated costs under fixed-price service and system integration engagements, and various other factors beyond our control. These risks and uncertainties also include such additional risk factors as are discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended July 3, 2026. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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

Our capabilities, technology, people, culture and research and development (“R&D”) strategy all differentiate Mercury in the aerospace and defense industry. We maintain our technological edge by investing in the critical building blocks of processing, developing valuable IP and embracing open standards and architectures. This lets us rapidly shape these building blocks into products and solutions for highly data-intensive missions, including emerging areas like artificial intelligence (“AI”) processing at the edge.
As of October 2, 2026, we had 2,057 employees. We employ hardware and software architects and design engineers, primarily engaged in engineering and research and product development activities to achieve our objectives to fully capitalize upon and maintain our technological leads in the high-performance, real-time sensor processing industry and in mission computing, platform management and other safety-critical applications. Our talent attraction, engagement and retention is critical to execute on our long-term strategy. We invest in our culture and values to drive employee engagement that turns ideas into action, delivering trusted and secure solutions at the speed of innovation. We believe that our success depends on our ability to foster a company-wide culture that values a broad range of solutions to problems, a wide array of skills and experiences, and multiple perspectives. We are committed to providing an inclusive environment that respects the varied backgrounds and viewpoints of our employees. We believe that the workforce required to grow our business and deliver creative solutions must be rich in diverse thought and experience. Our initiatives focus on building and maintaining the talent that will create cohesive and collaborative teams that drive innovation. By adhering to these values, it will help our employees to realize their full potential at work to provide Innovation That Matters®.
Our consolidated revenues, net income, diluted net income per share, adjusted earnings per share (“adjusted EPS”), and adjusted EBITDA for the first quarter ended October 2, 2026 were $253.2 million, $13.1 million, $0.21, $0.52, and $56.4 million, respectively.

RESULTS OF OPERATIONS:
There were 13 weeks included in the results of operations for the first quarters ended October 2, 2026 and September 26, 2025, respectively. The results for the first quarter ended October 2, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
The first quarter ended October 2, 2026 compared to the first quarter ended September 26, 2025
The following table sets forth, for the first quarter ended indicated, financial data from the Consolidated Statements of Operations and Comprehensive Income (Loss):

(In thousands)	October 2, 2026	As a % of Total Net Revenue	September 26, 2025	As a % of Total Net Revenue
Net revenues	$253,153	100.0%	$225,209	100.0%
Cost of revenues	163,965	64.8	162,310	72.1
Gross margin	89,188	35.2	62,899	27.9
Operating expenses:
Selling, general and administrative	43,029	17.0	45,906	20.3
Research and development	16,051	6.3	13,184	5.9
Amortization of intangible assets	9,303	3.7	10,259	4.6
Restructuring and other charges	2,018	0.8	1,584	0.7
Acquisition costs and other related expenses	253	0.1	563	0.2
Total operating expenses	70,654	27.9	71,496	31.7
Income (loss) from operations	18,534	7.3	(8,597)	(3.8)
Interest income	1,327	0.5	2,027	0.9
Interest expense	(5,406)	(2.1)	(7,886)	(3.5)
Other expense, net	(1,147)	(0.4)	(2,080)	(1.0)
Income (loss) before income tax provision (benefit)	13,308	5.3	(16,536)	(7.4)
Income tax provision (benefit)	220	0.1	(4,021)	(1.8)
Net Income (loss)	$13,088	5.2%	$(12,515)	(5.6)%
REVENUES
Total revenues increased $27.9 million, or 12.4%, to $253.2 million during the first quarter ended October 2, 2026, as compared to $225.2 million during the first quarter ended September 26, 2025. Over time revenue and point in time revenue each represented 50% of total revenues during the first quarter ended October 2, 2026, an increase of $18.4 million and $9.5 million, respectively, as compared to the first quarter ended September 26, 2025. Point in time revenue and over time revenue represented 52% and 48% respectively, of total revenues during the first quarter ended September 26, 2025.
Revenue increases were driven by the components, integrated solutions, as well as the modules and sub-assemblies product groupings which increased $17.8 million, $9.0 million, and $1.1 million, respectively, during the first quarter ended October 2, 2026, when compared to the prior period. The increase in total revenue was primarily driven by the radar, electronic warfare, other sensor and effector, as well as other end applications with increases of $26.5 million, $12.8 million, $10.5 million, and $1.3 million respectively, partially offset by C4I which decreased $23.2 million. The increase in total revenue was also driven by the Land, Other, Naval, and Airborne platforms with increases of $15.8 million, $5.8 million, $4.0 million, and $2.2 million, respectively. The largest program increases were related to LTAMDS, Patriot, F-16, F-15, and an airborne processing program, partially offset by decreases in SCAR, F-35, and an electronic warfare program when compared to the prior period. There were no programs comprising 10% or more of our revenues for the first quarters ended October 2, 2026 or September 26, 2025.
GROSS MARGIN
Gross margin was 35.2% for the first quarter ended October 2, 2026, an increase of 730 basis points from the 27.9% gross margin realized during the first quarter ended September 26, 2025. The higher gross margin was driven by program mix, lower inventory reserves of $5.4 million, and lower net estimate at completion ("EAC") change impact on our programs recognized over time of approximately $3.1 million recorded in the quarter, an incremental improvement of approximately $1.0 million, or 60 basis points, when compared to the prior period. These decreases were partially offset by higher scrap of $0.8 million.

We had the following aggregate effects of favorable and unfavorable margin impacts as a result of changes in estimates across our portfolio for the period presented:

	First Quarters Ended
(in thousands)	October 2, 2026	September 26, 2025
Gross favorable	$9,039	$8,455
Gross unfavorable	(12,098)	(12,505)
Net impact of changes in estimates	$(3,059)	$(4,050)
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
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $2.9 million, or 6.3%, to $43.0 million during the first quarter ended October 2, 2026, as compared to $45.9 million in the first quarter ended September 26, 2025. The decrease was primarily driven by lower litigation and settlement, compensation, and facilities expense of $6.1 million, $1.2 million, and $0.3 million, respectively. The lower compensation expense was driven by headcount reductions of approximately 30 employees as a result of workforce reductions initiated in fiscal 2026 and the first quarter ended October 2, 2026. These decreases were partially offset by higher stock compensation, software licensing fees, outside commissions, and bad debt expense of $3.0 million, $0.6 million, $0.5 million, and $0.5 million, respectively.
RESEARCH AND DEVELOPMENT
Research and development expenses increased $2.9 million, or 21.7%, to $16.1 million during the first quarter ended October 2, 2026, as compared to $13.2 million during the first quarter ended September 26, 2025. The increase was primarily driven by higher engineering utilization on internal projects of $2.9 million.
AMORTIZATION OF INTANGIBLE ASSETS
We recognized $9.3 million of amortization of intangible assets during the first quarter ended October 2, 2026, as compared to $10.3 million during the first quarter ended September 26, 2025. The decrease from the prior period is primarily due to various customer relationship intangibles being fully amortized in fiscal 2026.
RESTRUCTURING AND OTHER CHARGES
We incurred $2.0 million of restructuring and other charges during the first quarter ended October 2, 2026, as compared to $1.6 million during the first quarter ended September 26, 2025. Restructuring and other charges during the first quarter ended October 2, 2026 were primarily related to severance related charges of $1.5 million associated with a workforce reduction initiated during the quarter that eliminated approximately 35 positions, predominantly in manufacturing, SG&A, and R&D, $0.3 million of exit costs for the closure of two of our facility leases, as well as $0.2 million of information systems transformation costs. Restructuring and other charges during the first quarter ended September 26, 2025 were primarily related to severance related charges associated with a workforce reduction initiated during the quarter that eliminated approximately 40 positions.
ACQUISITION COSTS AND OTHER RELATED EXPENSES
There were an immaterial amount of acquisition costs and other related expenses during the first quarters ended October 2, 2026 and September 26, 2025.
We could incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities and especially within the sensor and effector and C4I markets. Transaction costs incurred by the acquiree prior to the consummation of an acquisition would not be reflected in our historical results of operations.
INTEREST INCOME
We recognized $1.3 million of interest income during the first quarter ended October 2, 2026, as compared to $2.0 million during the first quarter ended September 26, 2025. The decrease was driven by lower average cash and cash equivalents during the period.

INTEREST EXPENSE
We incurred $5.4 million of interest expense during the first quarter ended October 2, 2026, as compared to $7.9 million during the first quarter ended September 26, 2025. The decrease was driven by lower average borrowings on our existing credit facility (the "Revolver").
OTHER EXPENSE, NET
Other expense, net was $1.1 million during the first quarter ended October 2, 2026, as compared to $2.1 million during the first quarter ended September 26, 2025. The first quarter ended October 2, 2026 includes $0.6 million of financing costs and $0.5 million of net foreign currency transaction losses. The first quarter ended September 26, 2025 includes $0.9 million of financing costs, $0.8 million net foreign currency transaction losses, and $0.4 million of securities class action expense.
INCOME TAXES
We recorded an income tax provision of $0.2 million and an income tax benefit of $4.0 million on income before income taxes of $13.3 million and losses before income taxes of $16.5 million for the first quarters ended October 2, 2026 and September 26, 2025, respectively.
For the first quarter ended October 2, 2026, we calculated the U.S. income tax provision using the discrete method as though the three-month period was the annual period, as this was more appropriate given the facts and circumstances. We determined that the application of the estimated annual effective tax rate (“AETR”) method generally required by FASB ASC 740, Income Taxes is impractical given that normal deviations in the projected close to break-even pre-tax net income (loss) could result in a disproportionate and unreliable effective tax rate under the AETR method.
During the first quarters ended October 2, 2026 and September 26, 2025, we recognized tax benefits of $5.4 million and $1.1 million related to stock compensation windfalls, respectively.
The effective tax rate for the first quarters ended October 2, 2026 and September 26, 2025 differed from the federal statutory rate primarily due to stock compensation windfalls, non-deductible compensation, state taxes, and federal and state research and development credits.
We continue to maintain a valuation allowance on all of our foreign net operating loss carryforwards and the majority of our state research and developmental tax credit carryforwards. Based on forecasted taxable income and the scheduled reversal of the remaining deferred tax assets, we believe it is more likely than not that all other deferred tax assets will be recognized.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity come from existing cash and cash generated from operations, our Revolver, and our ability to raise capital under our universal shelf registration statement. Our near-term fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. Our working capital balance, which we define as Total current assets less Cash and cash equivalents and Total current liabilities, as of October 2, 2026 was $490.9 million, as compared to $430.6 million as of July 3, 2026.
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
We have an unlimited amount available under the shelf registration statement. We anticipate renewing our shelf registration statement during the second quarter of fiscal 2027.

Revolving Credit Facilities
We have an $850.0 million revolving credit facility that matures on November 4, 2030. The borrowing capacity as defined under the Revolver as of October 2, 2026 is the total availability of $850.0 million less outstanding borrowings of $341.5 million and outstanding letters of credit of $6.2 million. During the first quarter ended October 2, 2026, we made payments of $100.0 million on the Revolver with no additional borrowings. As of October 2, 2026, we were in compliance with all covenants and conditions under the Revolver.
On November 4, 2025, we executed Amendment No. 7 to the Revolver. This amendment extended the maturity date of the credit facility by five years to November 4, 2030 with a facility size of $850.0 million.
See Note I in the accompanying consolidated financial statements for further discussion of the Revolver.
Receivables Purchase Agreement
On June 1, 2026, we entered into a $100.0 million committed RPA. The RPA has an initial term of one year. Pursuant to the RPA, the counterparty committed to purchase receivables at a discount from a list of certain of our customers, maintaining a balance of purchased receivables at or below $100.0 million. We had $98.6 million of factored accounts receivable, of which $91.6 million was included within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $7.0 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of October 2, 2026. We incurred factoring fees of approximately $0.5 million during the first quarter ended October 2, 2026. We had $51.1 million of factored accounts receivable, of which $45.5 million was included within Accounts receivable, net of allowance for credit losses on our Consolidated Balance Sheet and $5.6 million was recorded in Due to factoring facility on our Consolidated Balance Sheet as of September 26, 2025. We incurred factoring fees of approximately $0.4 million during the first quarter ended September 26, 2025.
Share Repurchase Agreement
On November 3, 2025, the Board of Directors authorized a share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors. Repurchased shares are accounted for as authorized and unissued shares. All share repurchases are made in accordance with Rule 10b-18. During the first quarter ended October 2, 2026, no shares of our common stock was repurchased under the share repurchase program. As of October 2, 2026, there was $185.0 million available for future share repurchases under this share repurchase program.
CASH FLOWS

	As of and For the First Quarters Ended,
(In thousands)	October 2, 2026	September 26, 2025
Net cash (used in) provided by operating activities	$(13,966)	$2,182
Net cash used in investing activities	$(10,413)	$(6,548)
Net cash used in financing activities	$(80,152)	$—
Net decrease in cash and cash equivalents	$(104,627)	$(4,383)
Cash and cash equivalents at end of period	$109,679	$304,716
Our cash and cash equivalents decreased by $104.6 million from July 3, 2026 to October 2, 2026, as the result of the $100.0 million repayment on the Revolver, $14.0 million of cash used in operating activities, and $10.4 million invested in purchases of property and equipment, partially offset by $19.8 million of proceeds from stock option exercises.
Operating Activities
During the first quarter ended October 2, 2026, we had an outflow of $14.0 million in cash from operating activities compared to a $2.2 million inflow during the first quarter ended September 26, 2025. The outflow during the first quarter ended October 2, 2026 was primarily due to an outflow of $17.5 million from accounts receivable, unbilled receivables, and costs in excess of billings, as compared to an inflow of $20.1 million in the prior period, an outflow of $10.4 million due to accounts payable, accrued expenses, accrued compensation, and due to factoring, as compared to an inflow of $20.9 million in the prior period, and a $20.1 million greater outflow from inventory. This activity was partially offset by a lower outflow of $33.7 million from prepaid expenses and other current assets. The outflow of cash from operating activities was also partially offset by net income of $13.1 million, as compared to a net loss of $12.5 million in the prior period.

Investing Activities
During the first quarter ended October 2, 2026, we invested $10.4 million, an increase of $3.9 million, as compared to $6.5 million during the first quarter ended September 26, 2025 due to higher purchases of property and equipment.
Financing Activities
During the first quarter ended October 2, 2026, we made payments of $100.0 million on the Revolver and received $19.8 million of proceeds from stock option exercises. During the first quarter ended September 26, 2025, we had no financing cash flows.
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENCIES
The following is a schedule of our commitments and contractual obligations outstanding at October 2, 2026:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$359,012	$332,247	$22,515	$4,250	$—
Operating leases	63,349	16,129	25,662	16,422	5,136
	$422,361	$348,376	$48,177	$20,672	$5,136
Purchase obligations represent open non-cancelable purchase commitments for certain inventory components and services used in normal operations. The purchase commitments covered by these agreements aggregated approximately $359.0 million at October 2, 2026. We are experiencing higher levels of purchase obligations in an effort to secure materials to support execution on performance obligations.
We have a liability at October 2, 2026 of $3.5 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. We do not know the ultimate resolution on these uncertain tax positions and as such, do not know the ultimate timing of payments or amount, if any, related to this liability. Accordingly, these amounts are not included in the above table.
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
The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to our adjusted EBITDA:

	First Quarters Ended
(In thousands)	October 2, 2026	September 26, 2025
Net income (loss)	$13,088	$(12,515)
Other non-operating adjustments, net	584	748
Interest expense, net	4,079	5,859
Income tax provision (benefit)	220	(4,021)
Depreciation	8,486	8,654
Amortization of intangible assets	9,303	10,259
Restructuring and other charges	2,018	1,584
Impairment of long-lived asset	—	—
Acquisition, financing and other third party costs	750	1,317
Fair value adjustments from purchase accounting	131	131
Litigation and settlement expense, net	545	7,224
Stock-based and other non-cash compensation expense	17,191	16,328
Adjusted EBITDA	$56,395	$35,568
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

The following table reconciles net income (loss) and diluted earnings (loss) per share, the most directly comparable GAAP measures, to adjusted income and adjusted EPS:

	First Quarters Ended
(In thousands, except per share data)	October 2, 2026		September 26, 2025
Net income (loss) and earnings (loss) per share	$13,088	$0.21	$(12,515)	$(0.21)
Other non-operating adjustments, net	584		748
Amortization of intangible assets	9,303		10,259
Restructuring and other charges	2,018		1,584
Impairment of long-lived assets	—		—
Acquisition, financing and other third party costs	750		1,317
Fair value adjustments from purchase accounting	131		131
Litigation and settlement expense, net	545		7,224
Stock-based and other non-cash compensation expense	17,191		16,328
Impact to income taxes(1)	(11,605)		(9,516)
Adjusted income and adjusted earnings per share(2)	$32,005	$0.52	$15,560	$0.26

Diluted weighted-average shares outstanding		61,623		60,140

(1) Impact to income taxes is calculated by recasting income before income taxes to include the items involved in determining adjusted income and recalculating the income tax provision using this adjusted income from operations before income taxes. The recalculation also adjusts for any discrete tax provision or benefit related to the items.
(2) Adjusted earnings per share is calculated using diluted shares whereas Net loss per share is calculated using basic shares. There was no impact to the calculation of adjusted earnings per share as a result of this for the first quarter ended September 26, 2025.

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
The following table reconciles cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	First Quarters Ended
(In thousands)	October 2, 2026	September 26, 2025
Net cash (used in) provided by operating activities	$(13,966)	$2,182
Purchase of property and equipment	(10,413)	(6,548)
Free cash flow	$(24,379)	$(4,366)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Issued Accounting Pronouncements").
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements (under the caption "Recently Adopted Accounting Pronouncements").

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk from July 3, 2026 to October 2, 2026.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2026. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended July 3, 2026. There have been no changes from the factors disclosed in our 2026 Annual Report on Form 10-K filed on August 18, 2026, although we may disclose additional changes to such factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities during the quarter ended October 2, 2026.
The table below summarizes our repurchases of common stock during the three months ended October 2, 2026. See Note B for more information on our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs ($ in thousands)(3)
July 4, 2026 - July 31, 2026(1)	—	$—	—	$185,003
August 1, 2026 - August 28, 2026(1)	—	—	—	185,003
August 29, 2026 - October 2, 2026(1)	—	—	—	185,003
Total	—	$—	—	$185,003
(1) We close our books and records for each 52-week or 53-week fiscal year on the Friday closest to the last day in June to align our financial close with our business processes and needs. As a result, our fiscal months often differ from calendar months. For example, October 2, 2026 was the last day of our September 2026 fiscal month.
(2) Excludes commissions paid and other costs of execution, including taxes.
(3) On November 3, 2025, the Board of Directors authorized a share repurchase program for the purchase of up to $200.0 million of our outstanding common stock. The program has no expiration date and repurchases may be made through open market or privately negotiated transactions from time to time at prevailing market prices. The timing and amount of repurchases will depend on market conditions and other factors.
ITEM 5.     OTHER INFORMATION
10b5-1 Plans
During the first quarter ended October 2, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as each term is defined in Section 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS
The following Exhibits are filed or furnished, as applicable, herewith:

10.1*	Compensation Policy for Non-Employee Directors

10.2*	Form of Performance Stock Unit Agreement under the 2025 Long Term Incentive Plan

10.3*	Form of Restricted Stock Unit Agreement under the 2025 Long Term Incentive Plan (Executives)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MERCURY SYSTEMS, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts, on November 10, 2026.

MERCURY SYSTEMS, INC.

By:	/S/ DAVID E. FARNSWORTH
David E. Farnsworth
Executive Vice President,
Chief Financial Officer, and Chief Operating Officer